Form 10-Q
period 2015-09-30
Multi Packaging Solutions International Ltd
filed 2015-11-13
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37598

Multi Packaging Solutions International Limited

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-1249740
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Clarendon House, 2 Church Street Hamilton, Bermuda	HM 11
(Address of Principal Executive Offices)	(Zip Code)

(441) 295-5950

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2015, there were 77,439,432 common shares, $1.00 par value per share, outstanding.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSETS

	September 30, 2015	June 30, 2015
	(unaudited)

Current assets
Cash and cash equivalents	$75,279	$55,675
Accounts receivable, net	273,214	240,110
Inventories	167,905	171,836
Prepaid expenses and other current assets	28,544	26,892
Deferred income taxes	6,642	8,454

Total current assets	551,584	502,967

Property, plant and equipment
Land	56,441	58,316
Buildings and improvements	59,035	58,368
Machinery and equipment	363,455	373,639
Furniture and fixtures	14,209	13,056
Construction in progress	22,770	12,255

Total	515,910	515,634
Less: Accumulated depreciation	(99,098)	(86,691)

Total property, plant and equipment, net	416,812	428,943

Other assets
Intangible assets, net	404,909	419,733
Goodwill	471,934	474,901
Deferred financing costs, net	4,095	4,311
Deferred income taxes	14,568	14,568
Other assets	37,801	36,702

Total assets	$1,901,703	$1,882,125

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2015	June 30, 2015
	(unaudited)
Current liabilities
Accounts payable	$196,178	$176,431
Payroll and benefits	50,975	51,606
Other current liabilities	46,487	46,097
Short-term foreign borrowings	4,732	3,488
Current portion of long-term debt	36,097	11,740
Income taxes payable	10,016	6,022

Total current liabilities	344,485	295,384

Long-term debt, less current portion	1,139,160	1,173,161
Deferred income taxes	91,061	93,061
Other long-term liabilities	34,554	31,829

Total liabilities	1,609,260	1,593,435

Commitments and contingencies

Shareholders’ equity
Contributed Capital, $1.00 par value, 1,000,000,000 shares authorized, 61,939,432 issued and outstanding at September 30, 2015 and June 30, 2015	61,939	61,939

Paid in capital	278,281	278,695
Accumulated deficit	(32,358)	(45,365)
Accumulated other comprehensive loss	(22,145)	(13,287)

Total Multi Packaging Solutions International Limited shareholders’ equity	285,717	281,982
Noncontrolling interest	6,726	6,708

Total shareholders’ equity	292,443	288,690

Total liabilities and shareholders’ equity	$1,901,703	$1,882,125

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,
	2015	2014

Net sales	$459,051	$394,082

Cost of goods sold	359,710	311,699

Gross margin	99,341	82,383

Selling, general and administrative expenses
Selling, general and administrative expenses	58,312	55,459
Transaction related expenses	350	721

Total selling, general and administrative expenses	58,662	56,180

Operating income	40,679	26,203

Other income (expense)
Other (expense) income, net	(3,635)	3,319
Interest expense	(18,729)	(18,540)

Total other expense, net	(22,364)	(15,221)

Income before income taxes	18,315	10,982

Income tax expense	5,231	3,694

Net income	13,084	7,288

Less : Net income attributable to noncontrolling interest	77	281

Net income attributable to Multi Packaging Solutions International Limited	13,007	7,007

Earnings per share
Basic	$0.21	$0.11

Diluted	$0.21	$0.11

Weighted-average number of common shares outstanding:
Basic
Diluted	61,939,432	61,939,432

	61,939,432	61,939,432

Other comprehensive income (loss)

Cumulative foreign currency translation adjustment	$(9,692)	$(18,195)
Adjustment on available-for-sale securities	(17)	19
Pension adjustments	792	(339)

Total other comprehensive loss	$(8,917)	$(18,515)

Comprehensive income (loss)	$4,090	$(11,508)
Less: Comprehensive income attributable to non-controlling interests	12	83

Comprehensive income attributable to Multi Packaging Solutions International Limited	$4,078	$(11,591)

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares		Paid In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount

BALANCE, June 30, 2015	61,939,432	$61,939	$278,695	$(45,365)	$(13,287)	$6,708	$288,690

Net income	—	—	—	13,007	—	77	13,084
Stock compensation	—	—	(414)	—	—	—	(414)
Fair market value adjustment on available-for-sale securities	—	—	—	—	(17)	—	(17)
Pension adjustments, net	—	—	—	—	792	—	792
Foreign currency translation adjustment	—	—	—	—	(9,633)	(59)	(9,692)

BALANCE, September 30, 2015	61,939,432	$61,939	$278,281	$(32,358)	$(22,145)	$6,726	$292,443

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,
	2015	2014
Operating Activities
Net income	$13,084	$7,288
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	19,247	19,415
Amortization expense	15,285	14,428
Deferred income taxes	(697)	(1,513)
Stock compensation	(414)	291
Equity in earnings of unconsolidated subsidiary	—	(39)
Unrealized foreign currency loss (gain)	1,183	(4,787)
Other	1,255	1,638
Change in assets and liabilities:
Accounts receivable	(29,546)	(45,801)
Inventories	933	2,295
Prepaid expenses and other current assets	(859)	(936)
Other assets	(4,496)	(753)
Accounts payable	15,724	(167)
Payroll and benefits	(348)	(3,498)
Other current liabilities	(101)	10,106
Income taxes payable	3,957	4,695
Other long-term liabilities	(1,188)	(814)

Net cash and cash equivalents provided by operating activities	33,019	1,848

Investing Activities
Additions to property, plant and equipment	(12,321)	(10,486)
Additions to intangible assets	(28)	(67)
Proceeds from sale of assets	325	660
Acquisitions of businesses, net of cash acquired	(2,749)	(8,621)

Net cash and cash equivalents used in investing activities	$(14,773)	$(18,514)

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

(unaudited)

	Three months ended September 30,
	2015	2014
Financing Activities
Proceeds from issuance of long-term debt	$—	$1,951
Proceeds from short-term borrowings	26,483	54,104
Payments on short-term borrowings	(24,965)	(46,376)
Payments on long-term debt	(4,094)	(4,054)

Net cash and cash equivalents (used in) provided by financing activities	(2,576)	5,625

Effect of exchange rate changes on cash and cash equivalents	3,934	495

Increase (decrease) in cash and cash equivalents	19,604	(10,546)

Cash and cash equivalents—beginning	55,675	27,533

Cash and cash equivalents—ending	$75,279	$16,987

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 1—Nature of Business

The Company

“MPS” and the “Company” refer to Multi Packaging Solutions International Limited and its controlled subsidiaries. MPS is a leading, global provider of value-added packaging solutions to a diverse customer base across the healthcare, consumer, and multi-media end markets. MPS provides its customers with print-based specialty packaging, including premium-folding cartons, labels and inserts across a variety of substrates and finishes.

Bermuda Reincorporation

On October 7, 2015, 100% of the share capital of Multi Packaging Solutions Global Holdings Limited was acquired by Multi Packaging Solutions International Limited, a company incorporated and organized under the laws of Bermuda, from Chesapeake Finance 1 Limited and Mustang Investment Holdings L.P. The consideration for such acquisition was the issuance of shares in the Company to Chesapeake Finance 1 Limited and Mustang Investment Holdings L.P. In connection with the issuance of shares, the number of shares was increased as a result of the par value changing from one British Pound Sterling to one U.S. dollar.

Stock-split and Initial Public Offering

On October 8, 2015, the Company’s board of directors approved and the Company executed a 1 for 5.08 reverse stock split of its common shares prior to completing its proposed initial public offering. All share and per share data has been presented to reflect this reverse split. On October 27, 2015, the Company completed an initial public offering of its common shares (see Note 17). The Company sold 15,500,000 common shares increasing the common shares outstanding to 77,439,432.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended September 30, 2015 and 2014 and statement of shareholders’ equity for the three months ended September 30, 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending June 30, 2016 or for any future interim period. The condensed consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements of the Company. However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the year June 30, 2015, and notes thereto included in the Company’s Registration Statement filed on Form S-1.

Principles of Consolidation

The consolidated financial statements include the accounts of Multi Packaging Solutions International Limited and its controlled subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive (loss) income within the accompanying consolidated statements of shareholders’ equity. Transaction gains and losses resulting from transactions entered into under contracts in a currency other than the subsidiary’s functional currency are accounted for on a transactional basis as a credit or charge to operations. The Company recognized foreign currency transaction (losses) gains in the amounts of $(2,877) and $4,798, for the three months ended September 30, 2015 and 2014, respectively, which is recorded in other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss).

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company has restricted cash deposited in an escrow account relating to contingent consideration from the June 9, 2011 acquisition of CD Cartondruck AG. Restricted cash was $1,994 and $1,985 as of September 30, 2015 and June 30, 2015, respectively, and is included as a component of Other assets on the condensed consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts of $2,195 and $2,932 as of September 30, 2015 and June 30, 2015, respectively. The allowance for doubtful accounts reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall and industry-specific economic conditions, statutory requirements, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Deferred Financing Costs

Costs relating to obtaining debt financing are capitalized and amortized over the term of the related debt using effective interest method. Amortization of deferred financing costs charged to interest expense was $223 and $201 for the three months ended September 30, 2015 and 2014, respectively.

Goodwill and Intangible Assets

Goodwill represents the cost of acquired businesses in excess of the fair value of the assets acquired and liabilities assumed of such businesses at the acquisition date. Goodwill is not amortized, but is subject to impairment tests. The Company reviews the carrying amounts of goodwill by reporting unit at least annually on April 1 (the annual assessment date), or more frequently when indicators of impairment are present, to determine if goodwill may be impaired. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless the Company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value.

If the Company determines that the fair value is less than the carrying value based on the qualitative assessment, a quantitative assessment based upon discounted cash flow and market approach analyses is performed to determine the estimated fair value of the reporting units. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying values of the reporting unit is in excess of its calculated fair value, management performs the next step, which is a hypothetical allocation of the calculated fair value to the assets and liabilities of the reporting unit, including intangible assets, to determine implied goodwill. Goodwill is considered impaired if the implied goodwill is less than the goodwill. There were no indicators of impairment during the three months ended September 30, 2015.

Intangible assets have been acquired through various business acquisitions and include customer relationships, developed technology, licensing agreements, and a photo library. The intangible assets are initially valued at their acquisition date using either a discounted cash flow model or relief from royalty method. The relief from royalty method is used for determining the fair value of developed technology and licensing agreements and assumes that if the acquired company did not own the intangible asset or intellectual property, it would be willing to pay a royalty for its use. The benefit of ownership of the intellectual property is valued as the relief from the royalty expense that would otherwise be incurred. Intangible assets are amortized on a straight-line basis, except for customer relationship intangibles that are amortized on an accelerated basis. Useful lives vary by asset type and are determined based on the period over which the intangible asset is expected to contribute directly or indirectly to the Company’s future cash flows.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Available-For-Sale Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income. The Company reviews its holdings on a regular basis to determine if there has been an other-than-temporary decline in market value. If it is determined that an other-than-temporary decline exists in a marketable equity security, the Company writes down the investment to its fair market value and records the related write-down as an investment loss in its consolidated statement of operations and comprehensive income. Available-for-sale securities were $236 and $253 as of September 30, 2015 and June 30, 2015, respectively, and are recorded in other assets on the Company’s condensed consolidated balance sheets.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to certain risks relating to its ongoing business operations. The Company has not elected hedge accounting for these derivative instruments, and accordingly are valued at fair value with unrealized gains or losses reported in earnings during the period of the change. No derivative instruments are entered into for speculative purposes.

One risk managed by the Company using derivative instruments is interest rate risk. To manage interest rate exposure, the Company enters into hedge transactions (interest rate swaps) using derivative financial instruments. The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the London Interbank Offered Rate (“LIBOR”) interest payments associated with variable-rate loans over the life of the loans. As changes in interest rates affect the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

The Company is also exposed to foreign-currency exchange-rate fluctuations in the normal course of business, primarily related to the British Pound Sterling, Euros, Mexican Pesos, Canadian Dollars, Chinese Yuan and the Polish Zloty denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, using non-deliverable forward foreign exchange contracts and foreign currency forward contracts, that are intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically address exposure related to merchandise inventory expenditures made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.

For the three months ended September 30, 2015 and 2014, the change in the fair value of interest rate swaps was $26 and $2,538, respectively, which is recorded in other income (expense), net in the accompanying condensed statements of operations and comprehensive income (loss). For the three months ended September 30, 2015 and 2014, the change in the fair value of the forward foreign exchange contracts was $12, and $(317), which is recorded as selling, general and administrative expenses in the accompanying condensed statement of operations and comprehensive income (loss). The Company considers derivative financial instruments as level 2 investments in the fair value hierarchy discussed in fair value measurements, below and within Note 7.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. At times, the Company’s cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits or comparable insurance in Europe.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Concentrations (continued)

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. At September 30, 2015 and June 30, 2015, no customers accounted for more than 10% of accounts receivable. For the three months ended September 30, 2015 and 2014, no customers accounted for more than 10% of net sales.

Revenue Recognition

The Company produces packaging products, principally cartons, labels, inserts and rigid packaging for sale to manufacturers of branded and private label consumer goods, pharmaceutical, medical and multi-media products. Products are printed on board, paper or plastic substrates and converted via printing presses and oftentimes subsequently finished in a folding or gluing or other operation. The Company records revenue on the sales of products manufactured when title to the product transfers, which is generally at the time of shipment to the customer.

In all of the above cases, revenue is recorded only when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed and determinable and (iv) collectability of the sales is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded when they are determined to be probable and estimable.

Income Taxes

The Company recognizes income taxes in accordance with guidance established by GAAP, which requires an asset and liability approach for financial accounting and reporting for income taxes and establishes a minimum threshold for financial statement recognition of the benefit of tax positions. The provision for income taxes is based upon income or loss after adjustment for those items that are not considered in the determination of taxable income.

Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

	For the Three Months Ended September 30,
	2015	2014
Numerator:
Net income available to common shareholders—basic and diluted	$13,007	$7,007
Denominator:
Weighted average number of common shares outstanding—basic and diluted	61,939,432	61,939,432
Basic earnings per common share	$0.21	$0.11
Dilutive earnings per common share	$0.21	$0.11

There were no options in the Company’s common shares outstanding during the three months ended September 30, 2015 and 2014, respectively.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2016-15, Simplifying the Accounting for Measurement-Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Registration Statement filed on Form S-1.

Note 3—Acquisitions

AGI Shorewood

On November 21, 2014, the Company acquired the Non-European Folding Carton and Lithographic Printing Business of AGI Global Holdings Coöperatief U.A. and the US Folding Carton and Lithographic Printing Business of Atlas AGI Holdings LLC (collectively, “ASG”) for an aggregate purchase price of approximately $133,794 in cash. The Company acquired ASG to further expand the Company’s global network and customer base.

The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value estimates for the assets acquired and liabilities assumed were based on estimates and analysis using widely recognized valuation methods. Adjustments may be made to the estimated fair values during the measurement period as the Company’s obtains additional information.

Assets
Cash and cash equivalents	$19,401
Accounts receivable	76,435
Inventories	33,312
Prepaid expenses and other current assets	6,795
Deferred income taxes	15,256
Property, plant and equipment	49,219
Other long-term assets	3,610
Less: Liabilities
Current liabilities	(63,666)
Other long-term liabilities	(6,568)

Preliminary purchase price	$133,794

During the three months ended September 30, 2015, the Company adjusted the preliminary purchase price allocation as a measurement period adjustment to reduce liabilities and reduce property, plant and equipment by approximately $464.

BluePrint Media Limited

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases. The preliminary purchase price allocation is not material to the consolidated financial statements. The operations of BluePrint are included in the Company’s consolidated statements of operations and comprehensive income (loss) since July 1, 2015.

CD Cartondruck AG

The Company has contingent consideration relating to the June 9, 2011 purchase of CD Cartondruck AG (“Cartondruck”), of $2,136 payable on June 9, 2016. The value of the contingent consideration is being recorded as future compensation expense on a straight-line basis over the period of a required employment agreement. Compensation expense of $107 for the three months ended September 30, 2015 and 2014, is recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The contingent consideration is subject to satisfaction of certain employment contingencies. The Company has a restricted cash balance in the amounts of $1,994 and $1,985 as of September 30, 2015 and June 30, 2015, respectively, which is recorded in other assets on the accompanying condensed consolidated balance sheets.

Additionally, with the purchase of Cartondruck, there could also be an additional payment (the “Earnout”), which is based on the future performance of the acquired company. The Earnout will be recorded as future compensation ratably over the period it becomes probable of achievement. The Earnout ranges from $0 to $3,475 based on cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Share Purchase Agreement) achieved over a five-year period. As of September 30, 2015 and June 30, 2015, the Company concluded the Earnout was not probable of achievement and, therefore, no amount has been recognized to date.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 4—Inventories

Inventories consisted of the following:

	As of September 30, 2015	As of June 30, 2015
Raw materials	$57,778	$60,549
Work in progress	31,177	28,677
Finished goods	100,675	104,658

Total inventories	189,630	193,884
Reserves	(21,725)	(22,048)

Inventories	$167,905	$171,836

Note 5—Intangible Assets

Intangible assets consisted of the following:

September 30, 2015	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Useful Life (Years)
Customer relationships	$477,686	$(90,101)	$387,585	14
Developed technology	19,039	(6,080)	12,959	5
Photo library	1,287	(466)	821	5
Licensing agreements	4,195	(651)	3,544	4

Total	$502,207	$(97,298)	$404,909

June 30, 2015	Gross Carrying Amount	Accumulated Amortization	Net	Estimated Useful Life (Years)
Customer relationships	$479,778	$(78,457)	$401,321	14
Developed technology	19,907	(5,508)	14,399	5
Photo library	1,259	(403)	856	5
Licensing agreements	3,524	(367)	3,157	4

Total	$504,468	$(84,735)	$419,733

Amortization expense on definite lived intangible assets for the three months ended September 30, 2015 and 2014 was $14,064 and $13,631, respectively.

Note 6—Goodwill

The changes in the carrying value of goodwill by reportable segment are as follows:

	North America	Europe	Asia	Total
Balance at June 30, 2015	$250,784	$223,275	$842	$474,901
Acquisition of BluePrint	—	965	—	965
Impact of foreign exchange	—	(3,928)	(4)	(3,932)

Balance at September 30, 2015	$250,784	$220,312	$838	$471,934

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 7—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$75,279	$—	$—	$75,279
Restricted cash	1,994	—	—	1,994
Available for sale securities	236	—	—	236
Foreign currency contracts	—	34	—	34

Liabilities:

Interest rate swap	—	(3,015)	—	(3,015)

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55,675	$—	$—	$55,675
Restricted cash	1,985	—	—	1,985
Available for sale securities	253	—	—	253
Foreign currency contracts		57		57

Liabilities:
Interest rate swap	—	(2,988)	—	(2,988)
Foreign currency swap	—	(34)	—	(34)

As of September 30, 2015 and June 30, 2015, the fair value of the bonds payable, due August 2021, was $209,000 and $204,000, respectively and the carrying value was $196,477 and $196,327, respectively. The bonds payable fair value was determined using quoted market prices (level 2).

The fair value of interest rate swap contracts are indicative values based on mid-market levels as of the close of business on the balance sheet date. The valuations are derived from the banks’ proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The Company maintains two amortizing interest rate swaps that mature in December 2017. The swaps are being used to hedge the exposure to changes in the market LIBOR or EURIBOR rates. At September 30, 2015, one of the swaps had a notional amount of $175,902 whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount. This swap had a fair value of $251 and is included in other long term liabilities on the consolidated balance sheets. The other swap had a notional amount of $150,360; whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR (Euro Interbank Offered Rate) on the amortizing notional amount. This swap had a fair value of $2,763 and is included in other long-term liabilities on the condensed consolidated balance sheets.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 8—Other Income (Expense), net

Other income (expense), net is comprised of the following for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30,
	2015	2014
Equity in net earnings of unconsolidated entities	$—	$39
Loss on derivatives	(755)	(1,626)
Foreign currency (losses) gains	(2,877)	4,798
Other (loss) income	(3)	108

Other (Expense) Income, net	$(3,635)	$3,319

Note 9—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014 is as follows:

	Foreign Currency Translation Adjustments	Available for Sale Securities	Pension Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other Comprehensive income (loss) before reclassifications	(9,633)	(17)	792	(8,858)

Balance as of September 30, 2015	$(42,678)	$(2)	$20,535	$(22,145)

	Foreign Currency Translation Adjustments	Available for Sale Securities	Pension Adjustments	Total
Balance as of June 30, 2014	$5,919	$9	$6,963	$12,891
Other Comprehensive income (loss) before reclassifications	(18,195)	19	(339)	(18,515)

Balance as of September 30, 2014	$(12,276)	$28	$6,624	$(5,624)

There were no amounts reclassified from accumulated other comprehensive income during the three months ended September 30, 2015 and 2014.

Note 10—Income Taxes

For the three months ended September 30, 2015 and 2014, the effective tax rates, including discrete items, attributable to continuing operations were as follows:

	Three months ended September 30,
	2015	2014
Effective tax rate provision	28.6%	33.6%

Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions. The differences in the effective tax rates for the three months ended September 30, 2015 and 2014 compared to statutory rates are primarily due to the mix and levels between United States and foreign earnings.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

During the three months ended September 30, 2015, there were no significant changes to the Company’s uncertain tax positions.

As of September 30, 2015, the Company is under tax audit in Mexico for 2008, the United States for 2012-2014 and Canada for 2012-2014. The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners for the audits in Mexico and Canada.

Note 11—Employee Benefit Plans

Defined Contribution Plans

The Company maintains various defined contribution benefit plans (the “Plans”). The Plans cover substantially all North America non-union employees and substantially all the European work force of the Company and include provisions for the Company to match a percentage of the employees’ contributions. The matching percentage is determined each year by the Board of Directors or by statutory requirements depending on the country.

Contributions to the Plans were approximately $2,147 and $1,878 for the three months ended September 30, 2015 and 2014, respectively. Contributions are recorded in cost of goods sold and selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Defined Benefit Plans

The Company maintains a number of defined benefit pension plans for the benefit of its employees throughout the world, which vary depending on the conditions and practices in the countries concerned. The principal defined benefit pension plan is the Field Group Pension Plan in the United Kingdom. The assets of the plan are held in an external trustee-administered fund. The Company also operates two further defined benefit pension plans in the United Kingdom (known as the Chesapeake pension plan and the GCM pension plan), as well as a number of defined benefit arrangements in France and Germany. The defined benefit pension plans in the United Kingdom are funded while the French and German plans are mainly unfunded. The benefits are based on a fixed rate of pay per year depending on the department worked in and function of the participant. Charges to expense are based upon costs computed by an independent actuary.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 11—Employee Benefit Plans (continued)

Defined Benefit Plans (continued)

For the three months ended September 30, 2015 and 2014, the components of total periodic benefit costs were as follows:

	For the three months ended September 30,
	2015	2014
Components of Net Periodic Benefit Costs:
Service cost	$898	$898
Interest cost	6,048	6,405
Expected return on plan assets	(6,806)	(7,342)

Net Periodic (Benefit) Cost	$140	$(39)

Other Post-Employment Obligations

The Company operates a post-retirement medical plan (the “Medical Plan”), which is unfunded. The following table presents a summary of the changes in the projected benefit obligation, plan assets and funded status of the Medical Plan which was assumed in the Company’s acquisition of AGI Shorewood for three months ended September 30, 2015:

For the three months ended September 30, 2015
Components of Net Periodic Benefit Cost
Service cost	$18
Interest cost	23
Expected return on plan assets	(4)

Net Periodic Benefit Cost	$37

Note 12—Restructuring

During November 2013, the Company announced its intention to reorganize its operations and cease operations in its Terre Haute, Indiana, Evansville, Indiana and Fairfield, New Jersey facilities. In September 2015, the Company announced the closure of its facility in Melrose Park, Illinois.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the Restructuring Plan, by category of costs.

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring costs	1,548	1,278	2,826
Amounts paid	(247)	(109)	(356)

Balance at September 30, 2015	$1,557	$1,945	$3,502

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at June 30, 2014	$2,060	$2,250	$4,310
Restructuring costs	—	—	—
Amounts paid	(243)	(220)	(463)

Balance at September 30, 2014	$1,817	$2,030	$3,847

These charges are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2015 and 2014 and are included within the North America segment. Accrued restructuring costs are included in other current liabilities on the condensed consolidated balance sheets.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 13—Commitments and Contingencies

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company records amounts for losses that are deemed to be probable and subject to reasonable estimate. The Company does not anticipate losses as a result of these proceedings that would materially affect the Company’s consolidated financial statements.

Note 14—Related Party Transactions

On February 13, 2014 the Company loaned CEP III Chase Finance S.à r.l., an entity owned by The Carlyle Group (“Carlyle”), and Mustang Intermediate Investments S.à r.l., an entity owned by Madison Dearborn Partners, each $1,677 to enable them to purchase 5.1% of the outstanding capital stock of CD Cartondruck GmbH. The notes bear interest at a rate of 2.0%, compounded annually, and had a maturity date of February 14, 2015. The loan automatically renews for one year periods unless terminated through a written notice no less than four weeks prior to maturity. The $3,354 note receivable is recorded in other assets on the consolidated balance sheet as of September 30, 2015 and June 30, 2015. On October 8, 2015, the Company purchased Lux Newco for the value of the note plus interest and the transaction with Lux Finco was cancelled. As of October 8, 2015, the Company now owns 100% of the outstanding capital stock of CD Cartondruck GmBH.

Note 15—Stock Based Compensation

Performance Based Units

In connection with Carlyle’s acquisition of Chesapeake, certain members of Chesapeake’s management were allowed to co-invest with Carlyle in an entity controlled by Carlyle that holds an investment in the Company. At the time of the grant, those members of management that invested alongside Carlyle received a specified number of common shares, which were subject to a performance-based ratchet (the “Ratchet”). Pursuant to the Ratchet, members of management’s ownership percentage can increase based on Chesapeake completing an “Exit” that results in a specified return on invested capital (“MOIC”) and internal rate of return (“IRR”) for certain investors. An Exit is defined as the completion of a liquidating event, which includes the completion of an initial public offering (“IPO”). Since a liquidity event, including an IPO, is generally not probable until it occurs, no compensation cost has been recognized in the financial statements for the three months ended September 30, 2015 and 2014. On October 27, 2015, the Company completed its IPO (see Note 17) and accordingly the performance-based units vested and the Company expects that it will recognize stock based compensation expense of approximately $9,100 during the three and six months ended December 31, 2015.

2014 Equity Incentive Plan (Mustang Investment Holdings L.P.)

The 2014 Equity Incentive Plan (the “2014 Plan”) allows profits interests and restricted capital interests in Mustang Investment Holdings L.P. (“Holdings”) to be granted to directors, officers and employees of the Company. During the three months ended September 30, 2015 and 2014, Holdings did not issue any time-vesting profits interests or performance-vesting profits interests. Time-vesting profits interests vest twenty percent per year on each of the first five anniversaries of August 15, 2013, as per the applicable award agreement. All performance-vesting profits interests vest based on Holdings’ principal investors obtaining various thresholds of an internal rate of return as defined in the 2014 Plan, which represents a performance condition. The performance condition is not probable of being achieved, and accordingly, no compensation expense related to the performance-vesting profits interests has been recorded.

The Company recognized compensation expense related to awards under the 2014 Plan as follows:

	For the three months ended September 30,
	2015	2014
Time vesting profit interests	$(275)	$177
Time vesting restricted capital interests	(139)	113

Total	$(414)	$290

Since the profits interests issued under the 2014 Plan are for interests in Holdings, which is outside of the consolidated group, the value of the profits interests were marked to market at each of the Company’s reporting periods. On October 27, 2015, the Company completed its IPO (see Note 17), in connection with the IPO the performance-vesting units vested and the Company accelerated the vesting of the time-vesting profits interest. The Company expects that it will recognize stock based compensation expense of approximately $16,600 during the three and six months ended December 31, 2015.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 15—Stock Based Compensation (continued)

2014 Plan—Profits Interests Valuation

As an input to the Black-Scholes model, and for valuation of the profits interest and restricted capital interest awards, the Company estimates the fair value of Holdings equity quarterly. The Company relies on the results of a discounted cash flow analysis but also considers other widely recognized valuation models. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the equity of Holdings. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected EBITDA determined based on the guideline companies are applied to Holdings EBITDA in order to establish a range of estimated fair value for the equity of Holdings. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the equity to be used in accounting for equity-based compensation.

For profits interests issued under the 2014 Plan the Company calculates the estimated fair value of each award on the date of grant using the Black–Scholes option valuation model that uses the assumptions noted in the table below and considers a lack of marketability discount. Currently, there is no active market for Holding’s equity. Therefore, as a substitute for Holding’s volatility, the Company has elected to use the historical volatility of various publically traded companies in the printing industry. The Company has used the historical volatilities of these entities to estimate volatility. The Company uses historical data to estimate employee terminations within the valuation model. The expected term of profits interests granted is derived from the output of the option valuation model and represents the period of time that profits interests granted are expected to be outstanding. The risk-free rate for periods within the life of the profits interests is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the three months ended September 30,
	2015	2014
Expected term	4.26	6.25
Expected volatility	41.00%	46.58%
Risk-free rate	1.20%	2.13%
Expected dividends	—	—
Weighted average fair-value at end of period of all profits interest issued under the 2014 plan	$10.54	$4.77

Total unrecognized compensation expense related to unvested profit interests at September 30, 2015 amounted to $5,452 and is expected to be recognized over a weighted average period of 3.25 years.

Profits interests activity under the 2014 Plan summarized as follows:

	Incentive Units Subject to Profits Interests	Weighted Average Exercise Price (or Distribution Threshold)	Weighted Average Remaining Life (Years)
Balance Outstanding at June 30, 2015	1,604,500	$10.94	8.3
Profits interests granted pursuant to the 2014 Plan	—	—	—
Profits interests expired/cancelled/repurchased	—	—	—

Balance Outstanding September 30, 2015	1,604,500	10.94	8.0
Balance Vested at September 30, 2015	585,400	$10.00	8.0

2014 Plan—Restricted Capital Interests Valuation

For Restricted Capital Interests issued under the 2014 Plan the Company calculates the estimated fair value of each award using the Black-Scholes option valuation model that uses the assumptions noted in the table below and considers a lack of marketability discount. Currently, there is no active market for Holding’s equity. Therefore, as a substitute for Holding’s volatility, the Company has elected to use the historical volatility of various publically traded companies in the printing industry. The Company uses historical data to estimate employee terminations within the valuation model. The expected term of profits interests granted is derived from the output of the option valuation model and represents the period of time that profits interests granted are expected to be outstanding. The risk-free rate for periods within the life of the profits interests is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the three months ended September 30,
	2015	2014
Expected term	4.26	6.25
Expected volatility	41.00%	46.58%
Risk-free rate	1.20%	2.13%
Expected dividends	—	—

Weighted average fair-value at end of period of all profits interest issued under the 2014 plan	$11.23	$4.77

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 15—Stock Based Compensation (continued)

2014 Plan—Restricted Capital Interests Valuation (continued)

Restricted capital interests activity under the 2014 Plan is summarized as follows:

	Shares Subject to RSU’s	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance Outstanding at June 30, 2015	528,500	$10.00	8.3

Balance Outstanding at September 30, 2015	528,500	$10.00	8.0

There were no restricted capital interests expired, cancelled or repurchased during the periods presented.

Total unrecognized compensation expense related to unvested restricted capital interests at September 30, 2015 was $3,415 and is expected to be recognized over a weighted average period of 3.25 years.

Note 16—Segments

The Company operates its business along three operating segments, which are grouped on the basis of geography: North America, Europe and Asia. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way the performance of each segment is evaluated. The three segments consist of similar operating activities as each segment produces similar products.

Generally, the Company evaluates performance based on stand-alone segment net income (loss) before income taxes, interest, depreciation, amortization, restructuring, transaction and other costs related to acquisitions (“Adjusted EBITDA”) and accounts for inter-segment sales and transfers, which were not material, as if the sales or transfers were to third parties, at current market prices.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 16—Segments (continued)

	For the three months ended September 30,
	2015	2014

Net Sales
North America	$215,532	$158,550
Europe	221,413	231,085
Asia	22,106	4,447

Total Net Sales	$459,051	$394,082

Depreciation and Amortization

North America	$15,490	$15,094
Europe	17,058	17,665
Asia	763	288

Total Depreciation and Amortization	$33,311	$33,047

Operating Income (Loss)
North America	$14,342	$6,116
Europe	23,223	20,239
Asia	3,114	(152)

Total Operating Income	$40,679	$26,203

Adjusted EBITDA (1)

North America	$32,262	$22,755
Europe	40,791	38,168
Asia	4,143	247

Total Adjusted EBITDA	$77,196	$61,170

Capital Expenditures
North America	$5,553	$2,518
Europe	4,004	7,957
Asia	2,764	11

Total Capital Expenditures	$12,321	$10,486

	As of September 30, 2015	As of June 30, 2015
Total Assets
North America	$884,485	$915,601
Europe	933,581	866,214
Asia	83,637	100,310

Total Assets	$1,901,703	$1,882,125

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 16—Segments (continued)

The Company’s product offerings consist of print-based specialty packaging products across the consumer, health care and multi-media end markets. The Company produces similar products including labels, cartons, inserts and rigid packaging (the “Specific Products”) in all of the geographies it serves, and in all of the end markets it serves. These Specific Products represent one product line. The nature of a specific carton, label, insert or rigid package is similar from end market to end market and geography to geography. Oftentimes, the Specific Products sold to the customer are bundled, including both label and carton, or label, carton and insert or any combination thereof. The following is a summary of gross sales estimated by product category for the respective periods:

	For the three months ended September 30,
	2015	2014
Premium Folding Cartons	$311,621	$261,289
Inserts	65,575	58,623
Labels	33,769	34,172
Rigid Packaging	34,263	9,543
Other Consumer Products	53,940	55,583

Total	499,168	419,210
Sales Reserves and Eliminations	(40,117)	(25,128)

Total Sales	$459,051	$394,082

	For the three months ended September 30,
Net Sales	2015	2014
Consumer	$233,338	$202,750
Health Care	157,759	153,112
Media	67,954	38,220

Total Net Sales	$459,051	$394,082

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

Note 16—Segments (continued)

(1) (Dollars in Thousands)	For the three months ended September 30,
	2015	2014
Adjusted EBITDA	$77,196	$61,170
Transaction costs	(350)	(721)
Stock based and deferred compensation	272	(431)
Purchase accounting adjustments	(331)	(476)
Restructuring and severance costs	(2,826)	(704)
(Gain) loss on sale of fixed assets	(194)	64
Impairment charges	(245)	—
Foreign currency gains (loss)	(2,877)	4,798
Other adjustments to EBITDA	(290)	(1,131)

EBITDA	70,355	62,569
Income tax expense	5,231	3,694
Interest expense	18,729	18,540
Depreciation and amortization	33,311	33,047

Net income	$13,084	$7,288

Note 17—Subsequent Events

On October 7, 2015, the Company made a voluntary prepayment of $25,000 of its GBP denominated term debt from existing cash balances.

On October 27, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share. In connection with the offering, funds controlled by Carlyle and certain current and former employees, sold 1,000,000 common shares. The underwriters also have exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn and Carlyle, at the public offering price, less the underwriting discount. The Company did not receive any of the proceeds from the shares sold by The Carlyle Group or from the exercise of the underwriters’ option.

On October 27, 2015, the Company adopted Multi Packaging Solutions International Limited 2015 Incentive Award Plan (the “2015 Plan”) and has filed a Registration Statement on Form S-8 to register 9,000,000 of its common shares. The adoption of the 2015 Plan will facilitate the grant of equity-based incentives to the Company’s directors, employees and consultants, and to enable the Company to obtain and retain the services of these individuals.

On October 29, 2015, the Company paid down approximately $182,400 of term debt from the proceeds from its initial public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated September 30 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Registration Statement Filed on Form S-1. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the interim unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report, as well as the Company’s Registration Statement. All dollar values in this section, unless otherwise noted, are denoted in millions. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

●	our ability to compete against competitors with greater resources or lower operating costs;
●	adverse developments in economic conditions, including downturns in the geographies and target markets that we serve;
●	difficulties in restructuring operations, closing facilities or disposing of assets;
●	our ability to successfully integrate our acquisitions and identify and integrate future acquisitions;
●	our ability to realize the growth opportunities and cost savings and synergies we anticipate from the initiatives that we undertake;
●	changes in technology trends and our ability to develop and market new products to respond to changing customer preferences and regulatory environment;
●	the impact of electronic media and similar technological changes, including the substitution of physical products for digital content;
●	seasonal fluctuations;
●	the impact of significant regulations and compliance expenditures as a result of environmental, health and safety laws;
●	risks associated with our non-U.S. operations;
●	exposure to foreign currency exchange rate volatility;
●	the loss of, or reduced purchases by, one or more of our large customers;
●	failure to attract and retain key personnel;
●	increased information technology security threats and targeted cybercrime;
●	changes in the cost and availability of raw materials;
●	operational problems at our facilities;
●	the impact of any labor disputes or increased labor costs;
●	the failure of quality control measures and systems resulting in faulty or contaminated products;
●	the occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks;
●	increased energy or transportation costs;
●	our ability to develop product innovations and improve production technology and expertise;
●	the impact of litigation, uninsured judgments or increased insurance premiums;
●	an impairment of our goodwill or intangible assets;
●	our ability to comply with all applicable export control laws and regulations of the United States and other countries and restrictions imposed by the Foreign Corrupt Practices Act;
●	the impact of regulations to address climate change;
●	risks associated with the funding of our pension plans, including actions by governmental authorities;
●	the impact of regulations related to conflict minerals;
●	our ability to acquire and protect our intellectual property rights and avoid claims of intellectual property infringement;
●	risks related to our substantial indebtedness;
●	failure of internal controls over financial reporting;
●	the ability of The Carlyle Group and Madison Dearborn Partners to control us;
●	other factors disclosed in this quarterly report; and
●	other factors beyond our control.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this quarterly report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We print and manufacture high quality paperboard, paper and plastic packaging in the North American, European and Asian segments. Within each of these geographic segments, we sell products into the healthcare, consumer and multi-media end markets.

The healthcare market includes pharmaceutical, nutraceutical and healthcare related products. The consumer market includes cosmetics, personal care and toiletries, food, spirits, sporting goods, transaction and gift cards, confectionary, liquor and general consumer products. The multi-media market includes home video, software, music, video games and media-related special packaging product.

Products are manufactured in 58 facilities located in the United States, Europe, Canada, Mexico and China. We also have strategic alliances with companies in Europe and China who outsource certain products and production activities. In some cases, we procure non-paperboard, paper or plastic products to include in special packaging project deliverables for our customers. Products are generally cartons, labels, inserts or other paper or paperboard packaging products.

Cartons are generally paperboard based folding cartons. Labels are generally paper and pressure sensitive label stock printed products that are delivered in reel form or in a cut and stack form and can include basic labels for bottles and boxes, and extended content labels designed to deliver more information to the ultimate purchaser of our customer’s products. Inserts include fine paper folded inserts used in the delivery of detailed warnings, instructions and other information to the ultimate purchaser of our customer’s products. Other products include all remaining products. Often the project deliverables to a customer include all or a combination of these products.

Our strategic objectives are (i) continuing to enhance our position as a leading provider of packaging products to the segments we serve and can serve in North America, Europe and Asia; (ii) the expansion further into international markets to meet the global sourcing needs of our customers; and (iii) the identification of other areas in the packaging industry that can most benefit from our ability to deliver quality packaging products according to our customers’ needs, including the leveraging of its recent transactions via cross-selling both products and geographies. To achieve these objectives, we intend to continue expanding our printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies and the establishment of manufacturing facilities in strategic international markets.

Key Transactions

Acquisition of ASG North American, Mexican and China Print and Packaging Operations

On November 21, 2014 we completed the acquisition of the North American and Asian print businesses of AGI Global Holdings Coöperatief U.A. and AGI Shorewood Group, US Holdings, LLC (collectively, “ASG”). The acquisition of ASG, a manufacturer of print and packaging in the United States, Canada, Mexico and China, expands our global network and customer base. ASG has annual sales of approximately $350 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition of Presentation Products

On February 28, 2015 we completed the acquisition of Presentation Products (“Presentation”). The acquisition of Presentation complements the acquisition of Armstrong (discussed above). Presentation is a rigid specialty box manufacturer located in the United Kingdom and has import and China sourcing offices located in Hong Kong, China. Presentation specializes in high end consumer packaging with an emphasis in the spirits market. Presentation has annual sales of approximately $42 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition of BP Media

On July 1, 2015 we completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides us with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides us with an established sales presence in the media markets in Europe which will enable us to serve the European needs of global media releases. BluePrint has annual sales of approximately $23 million for the 12 months immediately prior to the date of acquisition. The initial purchase consideration was $5.2 million. Additional future payments up to $3.9 million may be paid based on operating results.

Acquisition Accounting

All of the transactions described above were accounted for as a purchase business combination. Accordingly, in all cases the assets and liabilities of the acquired or merged entities were recorded at fair value as of the respective closing dates and the results of operations of the entities are included in our results of operations from the date of closing.

Plant Reorganization

The Company announced the closure of the Melrose Park, Illinois facility on September 1, 2015, with an anticipated completion date of February 2016. The Company recorded restructuring expenses of approximately $2.8 million in the quarter ending September 30, 2015, due primarily to the announced closure. The underlying facility is leased on a month-to-month basis.

Trends

General Information

Our largest customers are generally large multinational entities, many of which are consolidating global packaging requirements under a smaller number of suppliers. We believe we are favorably situated for this transition due to our many facilities, global footprint, standardized equipment from plant to plant and our relative size to other packaging suppliers. The packaging marketplace is very fragmented, with no one vendor providing a significant portion of the packaging needs.

Net Sales Trends

Net sales are impacted by the macroeconomic performance of our geographic segments and the markets within these geographic segments. Packaging net sales tend to be strongest just before the underlying customer’s busy season, which for high-end branded products is generally strongest in our first and second fiscal quarters.

Healthcare net sales in each of our geographic segments are influenced by the severity of a particular region’s cold and flu seasons, as well as the development and acceptance of certain new products, and the stage of product, from the prescription-only stage to the private label or generic stage.

European consumer net sales of confectionary products are generally stronger in our second quarter due to the holiday season. North American and European consumer net sales of spirits are also generally stronger in our second quarter due to the holiday season. Asia consumer net sales of spirits are generally stronger in their holiday season, generally in our third fiscal quarter.

The net sales to the North American multi-media end market are influenced by the success of a particular year’s movie releases, which can generate special packaging needs for these customers. Net sales of packaging in the North American video game market are generally influenced by the age of existing, and introduction of new, gaming platforms. Product launches, which cannot be predicted far in advance, have an impact on net sales, particularly with respect to special packaging needed for the holiday season. Overall, we expect our multi-media net sales to continue to decline as a percentage of our total net sales.

Impact of Inflation and Pricing

We have not historically been and do not expect to be significantly impacted by inflation. Increases in payroll costs and any increases in raw material costs that we have encountered are generally able to be offset through lean manufacturing activities. We have consistently made annual investments in capital that deliver efficiencies and cost savings. The benefits of these efforts generally offset the margin impact of competitive pricing conditions in all of the markets we serve.

We remain sensitive to price competitiveness in the markets that we serve and in the areas that are targeted for growth, and believe that the installation of state-of-the-art printing and manufacturing equipment as well as utilization of lean manufacturing (and related labor and production efficiencies) will enable us to compete effectively.

Operational Restructurings

We regularly evaluate our operating facilities in our geographic segments in order to determine how to allocate our resources, share best practices, ensure logistics that serve customers are appropriate and maximize our operating efficiencies. In connection with these evaluations, we have closed certain facilities in recent periods.

Results of Operations

Quarter ended September 30, 2015 Compared to Quarter ended September 30, 2014.

The table below presents our results of operations for the respective quarters:

(Dollars in thousands)	Quarter ended September 30,
	2015	2014
Net sales	$459,051	$394,082
Cost of goods sold	359,710	311,699

Gross margin	99,341	82,383

Selling, general and administrative expenses
Selling general and administrative expenses	58,312	55,459
Transaction and other related expenses	350	721

Operating income	40,679	26,203

Other income (expense)
Other income (expense) net	(3,635)	3,319
Interest expense	(18,729)	(18,540)

Total other expense, net	(22,364)	(15,221)

Income before income taxes	18,315	10,982
Income tax expense	5,231	3,694

Net income	13,084	7,288
Less: income attributable to non-controlling interest	77	281

Net income attributable to Company	$13,007	$7,007

Net Sales

The increase in net sales for the quarter ended September 30, 2015 was $65.0 million, or 16.5%, when compared to the quarter ended September 30, 2014. The increase is due to the inclusion of sales from the acquired operations of ASG, Presentation Products and BP Media, which were acquired in November 2014, February 2015 and July 2015, respectively. Net sales were unfavorably impacted by foreign currency changes, principally from translation differences, of approximately $34.4 million. The Company expects the foreign exchange impact to continue through the quarter ended December 31, 2015.

Net sales adjusted for the acquisitions had they been included since the beginning of the period, were $521.3 million for the quarter ended September 30, 2014, a difference of $62.2 million from the GAAP net sales for the quarter ended September 30, 2015. The difference is primarily attributable to the foreign exchange impact noted previously, as well as a reduction in general multi-media sales of $8.1 million, the elimination of certain non-core businesses from the acquired operations of ASG, a decline in two consumer products companies, sales of approximately $15.2 million reflecting new launches in the prior year and the timing of repeat orders, and the timing of a toy launch order which is now expected to be in the quarter ended December 31, 2015 of approximately $12.0 million.

We operate our business along the following operating segments, which are grouped based on the basis of geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

(Dollars in thousands)	Quarter ended September 30,
	2015	2014
North America
Healthcare	$75,653	$60,202
Consumer	79,292	61,797
Multi-media	60,587	36,551

	$215,532	$158,550

Europe
Healthcare	$76,892	$88,463
Consumer	137,154	140,953
Multi-media	7,367	1,669

	$221,413	$231,085

Asia
Healthcare	$5,214	$4,447
Consumer	16,892	—

	$22,106	$4,447

Total	$459,051	$394,082

The acquisition of ASG in November 2014 increased consumer, healthcare and multi-media sales due to that acquisition serving those end markets. All industry sales were higher due to the ASG acquisition; however overall sales trends in multi-media are expected to continue to decline and absent the acquisition activity, would have declined. Multi-media sales are declining due to the change in delivery systems towards digital delivery via downloads or online and pay-per-view systems. Our sales are reflective of the overall trend in the multi–media end market. Sales related to acquired businesses are evaluated as to profitability and optimization of manufacturing facility and if they are core to the Company’s ongoing business strategy. As a result, the Company can exit business that was not profitable or core to its business, and can move manufacturing to facilities that optimize the manufacturing effectiveness.

North America

The increase in North American net sales for the quarter ended September 30, 2015 was $57.0 million or 35.9%, when compared to the quarter ended September 30, 2014. The increase in North American healthcare sales for the quarter ended September 30, 2015 was $15.5 million, or 25.7%, when compared to the quarter ended September 30, 2014. The increase in North American consumer net sales for the quarter ended September 30, 2015 was $17.5 million or 28.3%, when compared to the quarter ended September 30, 2014. The increase in North American multi-media sales for the quarter ended September 30, 2015, was $24.0 million or 65.8%, when compared to the quarter ended September 30, 2014. All of these increases are primarily a result of the ASG acquisition completed on November 21, 2014. ASG had a majority of its business operations in North America.

Adjusted for acquisitions in fiscal 2015 North American sales were $215.5 million in the quarter ended September 30, 2015 compared to $245.6 million for the quarter ended September 30, 2014. The decrease is principally due to the previously mentioned consumer product companies launches, foreign exchange of approximately $5.0 million, and the toy launch discussed above.

Although North American multi-media sales increased for the quarter ended September 30, 2015 when compared to the quarter ended September 30, 2014 by $24.0 million, this increase was principally due to the inclusion of the sales from the acquired ASG operations in the quarter ended September 30, 2015. The acquired ASG operations were integrated immediately upon acquisition and, as a result, it is not possible to isolate the portion of revenues attributable to the ASG operations. However, had the ASG acquisition not occurred, multi-media sales would have declined for the quarter ended September 30, 2015 by $15.0 million. Multi-media sales for the European market declined for the quarter ended September 30, 2015 when compared to the quarter ended September 30, 2014 by $3.5 million. The ASG acquisition did not impact European multi-media sales.

Europe

The decrease in Europe net sales for the quarter ended September 30, 2015 was $9.7 million, or 4.2%, when compared to the quarter ended September 30, 2014, principally due to the unfavorable impact of foreign exchange of $28.7 million offset by the sales from the BP Media and Presentation Products acquisitions completed on July 1, 2015 and February 28, 2015, respectively.

The decrease in Europe healthcare sales for the quarter ended September 30, 2015 was $11.6 million, or 13.1%, when compared to the quarter ended September 30, 2014, primarily due to the unfavorable impact of foreign exchange. On a constant currency basis, European health care sales would have increased approximately $1.6 million. The increase in Europe consumer net sales for the quarter ended September 30, 2015 was $3.8 million, or 2.7%, when compared to the quarter ended September 30, 2014. The increase in multi-media net sales for the quarter ended September 30, 2015 was $5.7 million, or 341.4%, when compared to the quarter ended September 30, 2014. The increase in consumer and multi-media sales are primarily due to the acquisition of BP Media and Presentation Products acquisitions. In addition, foreign exchange unfavorably impacted the consumer sales by approximately $22.6 million. Sales associated with tobacco companies were down approximately $4.1 million due to tobacco legislation in Europe impacting the related customers. The Company does not have nor expect to have significant sales to tobacco customers in the future

Adjusted for acquisitions in fiscal 2015 European sales were $221.5 million in the quarter ended September 30, 2015 compared to $248.4 million in the quarter ended September 30, 2014, a decrease of $26.9 million. The decrease is principally from the impact of foreign exchange.

Asia

The increase in Asia net sales for the quarter ended September 30, 2015 was $17.7 million, or 397.1%, when compared to the quarter ended September 30, 2014. The largest impact on sales is due to the acquisition of ASG in November 2014 and the inclusion of its sales for the quarter.

The increase in Asia healthcare sales for the quarter ended September 30, 2015 was $0.8 million when compared to the quarter ended September 30, 2014. The increase in Asia consumer sales for the quarter ended September 30, 2015 was $16.9 million when compared to the quarter ended September 30, 2014. The largest impact on sales is due to the acquisition of ASG in November 2014 and the inclusion of its sales for the entire quarter ended September 30, 2015.

Adjusted for acquisitions in fiscal 2015 Asian sales were $22.1 million in the quarter ended September 30, 2015 compared to $27.3 million in the quarter ended September 30, 2014, a decrease of $5.2 million. The decrease is principally due to the toy company launch discussed above and some weakness in China sales in the quarter due to economic conditions

Gross Profit

(Dollars in thousands)	Quarter ended September 30 ,
	2015	2014
Net Sales	$459,051	$394,082
Cost of Goods Sold	359,710	311,699

Gross Margin	99,341	82,383

Gross Margin %	21.6%	20.9%

The gross margin percentage for the quarter ended September 30, 2015 increased when compared to the gross margin percentage for the quarter ended September 30, 2014 principally due to the favorable impact of integration programs and synergies realized from the merger with Chesapeake and the acquisition of ASG in November 2014. Gross margin for the quarter ended September 30, 2015 was 21.6%, an increase of 70 basis points compared to 20.9% for the quarter ended September 30, 2014. The increase is reflecting the Company’s continuing facility improvement programs and realized synergies from acquisitions, offset by restructuring charges and plant closure of approximately $2.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales for the quarter ended September 30, 2015 were 12.7% as compared to 14.1% for the quarter ended September 30, 2014. The reduction in this percentage is principally due to the benefit of reduced personnel costs associated with the integration of the acquired operations discussed above.

Plant Reorganization and Acquisition Synergies

As previously mentioned, the Company announced the closure of its plant in Melrose Park, Illinois, in September 2015. The operations have been discontinued in October, 2015 and the closure and return of the facility is anticipated to be complete in February 2016. In connection with the closure, the Company recorded restructuring expenses in the quarter ended September 30, 2015 and all of these restructuring costs are still to be paid at September 30, 2015. The Company leases the underlying facility on a month to month basis. The Company is continuing to monitor the decline in multi-media for reorganization opportunities, as well as our global footprint to optimize our scale and service offering to our customers. In the quarter ended September 30, 2015, the Company realized $4.6 million of planned synergies related to acquisitions, with $7.4 million still expected to be realized in future quarters.

Other Income (Expense)

Other income (expense) is principally related to foreign currency gains and losses.

Interest expense for the quarter ended September 30, 2015 was $18.7 million compared to $18.5 million for the quarter ended September 30, 2014. The Company borrowed additional funds in November 2014 to complete the ASG transaction, and interest expense associated with this additional debt was partially offset by the repricing of the Company’s European debt facilities in December 2014. Included in interest expense in the quarter ended September 30, 2015 and 2014 are deferred finance fees and debt discount of approximately $1.2 million and $1.0 million, respectively.

Income Taxes

Our effective income tax rates for the quarter ended September 30, 2015 and the quarter ended September 30, 2014, were 28.6% and 33.6%, respectively. For the quarter ended September 30, 2015 the effective tax rate was principally impacted by the mix and levels between U.S. and foreign earnings.

Operating Income/Adjusted EBITDA

(Dollars in thousands)	Quarter ended September 30,
	2015	2014
Operating Income (Loss)
North America	$14,342	$6,116
Europe	23,223	20,239
Asia	3,114	(152)

Total Operating Income (Loss)	$40,679	$26,203

Adjusted EBITDA
North America	$32,262	$22,755
Europe	40,791	38,168
Asia	4,143	247

Total Adjusted EBITDA	$77,196	$61,170

North America

North American operating income (loss) was $14.3 million and $6.1 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and North American Adjusted EBITDA was $32.3 million and $22.8 million for the quarters ended September 30, 2015 and September 30, 2014, respectively. The increases from the prior year period are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above, enhanced by the Company’s plant improvement programs and integration activities for this transaction.

Europe

European operating income (loss) was $23.2 million and $20.2 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and European Adjusted EBITDA was $40.8 million and $38.2 million for the quarters ended September 30, 2015 and September 30, 2014, respectively. The increases are principally due to the inclusion of the operating income from the acquisition of the Presentation Products and BluePrint discussed above, offset by unfavorable foreign exchange impacts.

Asia

Asian operating income (loss) was $3.1 million and $(0.2) million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and Asian Adjusted EBITDA was $4.1 million and $.2 million for the quarters ended September 30, 2015 and September 30, 2014, respectively. The increases are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above, offset by a weaker economic condition in China during the first quarter.

Liquidity and Capital Resources

On July 1, 2015, the Company acquired the operations of BluePrint using $5.2 million of existing cash balances to fund the acquisition.

On October 7, 2015, the Company made a prepayment of $25.0 million of its British Pound Sterling denominated term debt from existing cash balances.

On October 27, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share. In connection with the offering, funds controlled by The Carlyle Group (“Carlyle”) and certain current and former employees, sold 1,000,000 common shares. The underwriters also have exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn and Carlyle, at the public offering price. The Company did not receive any of the proceeds from the shares sold by selling shareholders.

Cash balances as of September 30, 2015 were $75.3 million. There were no amounts outstanding under our revolving credit facility. Total debt, net of cash, was $1,104.7 million including deferred debt discount of $19.1 million. In October 2015, the Company used $182.4 million of the net proceeds from the IPO and $25.0 million from existing cash balances to prepay a portion of its term loans. This reduced total debt, net of cash, to $922.3 million including deferred debt discount of $19.1 million.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

(Dollars in thousands)	Quarter ended September 30,
	2015	2014
Cash flow provided by operating activities	$33,019	$1,848
Cash flow used in investing activities	(14,773)	(18,514)
Cash flow provided by (used in) financing activities	(2,576)	5,625

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the quarter ended September 30, 2015 was $33.0 million. This is principally due to net income from the quarter of $13.1 million and depreciation and amortization expenses of approximately $34.5 million. These amounts were offset by net increases in working capital.

Cash flow provided by operating activities for the quarter ended September 30, 2014 was $1.8 million. This is principally due to net income from the quarter of $7.3 million and depreciation and amortization expenses of approximately $33.7 million. These amounts were offset by net increases in working capital.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the quarter ended September 30, 2015 was $14.8 million. This is principally due to investments in property, plant and equipment of $12.3 million and the acquisition of BP Media for $2.7 million.

Cash flow used in investing activities for the quarter ended September 30, 2014 was $18.5 million. This is principally due to investments to property, plant and equipment of $10.2 million and the acquisition of Armstrong Packaging Limited for $8.6 million.

Cash Flow Provided by (Used in) Financing Activities

Cash flow used in financing activities for the quarter ended September 30, 2015 was $2.6 million. This is principally due to the net effect of financings in the quarter related to proceeds from borrowings offset by payments of short and long term debt.

Cash flow provided by financing activities for the quarter ended September 30, 2014 was $5.6 million. This is principally due to the net effect of financings in the quarter related to proceeds from borrowings partially offset by payments of short and long term debt.

Cash and Working Capital

Cash and cash equivalents were $75.3 million at September 30, 2015 as compared to $55.7 million at June 30, 2015. Cash of $46.5 million and $39.6 million is held outside of the United States at September 30, 2015 and June 30, 2015, respectively. Working capital was $207.1 million as compared to $207.6 million as of the same dates, respectively. The current ratio was 1.6 to one as compared to 1.7 to one as of the same dates respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Registration Statement on Form S-1.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.

ITEM 1A. RISK FACTORS

There were no material changes during the three months ended September 30, 2015 to the Company’s risk factors as previously reported on the Company’s Registration Statement filed on form S-1, as filed with the SEC on October  19, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

In connection with the internal reorganizational transactions that occurred prior to pricing of the initial public offering, the Company became the direct parent company of Multi Packaging Solutions Global Holdings Limited (“MPS Holdings”) by way of a 1-for-1 share-for-share exchange of shares of MPS Holdings for shares of the Company. This resulted in the number of commons shares issued by the Company increasing from 2 common shares outstanding to 314,909,640 common shares outstanding. The issuance of the Company’s common shares were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. Following the share-for-share exchange and prior to the initial public offering, a 5.08415-for-1 share split of the Company’s common shares was completed.

Use of Proceeds from our Initial Public Offering of Common Shares:

On October 27, 2015, we completed the initial public offering of our common shares pursuant to a registration statement on Form S-1, as amended (File No. 333-205278) that was declared effective on October 21, 2015. Under the registration statement, we registered the offering and sale of 18,975,000 common shares at a price of $13.00 per share. We sold 15,500,000 common shares and the selling shareholders named in the registration statement sold 3,475,000 common shares (which includes 2,475,000 common shares sold by the selling shareholders named in the registration statement that were part of the underwriters’ over-allotment option).

Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Citigroup Global Markets Inc. acted as joint book running managers of the offering, which closed on October 27, 2015. We raised a total of $201.5 million in gross proceeds in the initial public offering, or approximately $182.4 million in net proceeds after deducting underwriting discounts and commissions of $11.6 million and $7.5 million of offering-related expenses. We did not receive any proceeds from the sale of common shares by the selling shareholders.

We used all our net proceeds from the offering to repay term debt and to pay related premiums and accrued and unpaid interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

ITEM 6.	Exhibits.

Exhibit No.	Description

3.1	Amendment to the Memorandum of Association of Multi Packaging Solutions International Limited

3.2	Amended and Restated Bye-laws of Multi Packaging Solutions International Limited

4.1	Shareholders Agreement among Mustang Investment Holdings L.P., CEP III Chase S.à r.l. and Multi Packaging Solutions International Limited, dated October 21, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: November 12, 2015	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ William H. Hogan
William H. Hogan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)