Form 10-Q/A
period 2015-09-30
Multi Packaging Solutions International Ltd
filed 2015-12-11
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Multi Packaging Solutions International Limited (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed on November 13, 2015 (the “Original Filing”), to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filing other than the inclusion of the interactive data files. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing.

ITEM 6.    Exhibits.

Exhibit No.	Description
3.1*	Amendment to the Memorandum of Association of Multi Packaging Solutions International Limited

3.2*	Amended and Restated Bye-laws of Multi Packaging Solutions International Limited

4.1*	Shareholders Agreement among Mustang Investment Holdings L.P., CEP III Chase S.à r.l. and Multi Packaging Solutions International Limited, dated October 21, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: December 11, 2015	By:	/s/ Marc Shore

Marc Shore
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2015	By:	/s/ William H. Hogan

William H. Hogan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)