Form 10-Q
period 2015-12-31
Multi Packaging Solutions International Ltd
filed 2016-02-12
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 11, 2016, there were 77,452,946 common shares, $1.00 par value per share, outstanding.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED AND SUBSIDIARIES

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

PART 1- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ASSETS

	December 31, 2015	June 30, 2015
	(unaudited)
Current assets
Cash and cash equivalents	$59,045	$55,675
Accounts receivable, net	248,185	240,110
Inventories	163,849	171,836
Prepaid expenses and other current assets	28,180	26,892
Deferred income taxes	7,758	8,454

Total current assets	507,017	502,967

Property, plant and equipment
Land	55,792	58,316
Buildings and improvements	57,793	58,368
Machinery and equipment	375,518	373,639
Furniture and fixtures	14,784	13,056
Construction in progress	10,582	12,255

Total	514,469	515,634
Less: Accumulated depreciation	(112,331)	(86,691)

Total property, plant and equipment, net	402,138	428,943

Other assets
Intangible assets, net	386,280	419,733
Goodwill	468,144	474,901
Deferred financing costs, net	3,191	4,311
Deferred income taxes	14,322	14,568
Other assets	32,681	36,702

Total assets	$1,813,773	$1,882,125

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

PART 1- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31, 2015	June 30, 2015
	(unaudited)
Current liabilities
Accounts payable	$168,529	$176,431
Payroll and benefits	38,469	51,606
Other current liabilities	43,590	46,097
Short-term foreign borrowings	4,501	3,488
Current portion of long-term debt	10,167	11,740
Income taxes payable	5,308	6,022

Total current liabilities	270,564	295,384

Long-term debt, less current portion	948,220	1,173,161
Deferred income taxes	86,245	93,061
Other long-term liabilities	31,439	31,829

Total liabilities	1,336,468	1,593,435

Commitments and contingencies

Shareholders’ equity
Contributed Capital, $1.00 par value, 1,000,000,000 shares authorized, 77,448,304 and 61,939,432 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	77,448	61,939

Paid in capital	470,510	278,695
Accumulated deficit	(40,275)	(45,365)
Accumulated other comprehensive loss	(33,439)	(13,287)

Total Multi Packaging Solutions International Limited shareholders’ equity	474,244	281,982
Noncontrolling interest	3,061	6,708

Total shareholders’ equity	477,305	288,690

Total liabilities and shareholders’ equity	$1,813,773	$1,882,125

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$429,357	$404,827	$888,408	$798,909

Cost of goods sold	333,632	322,493	693,342	634,192

Gross margin	95,725	82,334	195,066	164,717

Selling, general and administrative expenses
Selling, general and administrative expenses	59,306	61,955	117,890	116,983
Stock based and deferred compensation expense	27,232	455	26,960	886
Transaction related expenses	2,064	3,463	2,414	4,184

Total selling, general and administrative expenses	88,602	65,873	147,264	122,053

Operating income	7,123	16,461	47,802	42,664

Other (expense) income, net	100	(1,776)	(3,535)	1,543
Debt extinguishment charges	(3,867)	—	(3,867)	—
Interest expense	(16,016)	(17,871)	(34,745)	(36,411)

Total other expense, net	(19,783)	(19,647)	(42,147)	(34,868)

Income (loss) before income taxes	(12,660)	(3,186)	5,655	7,796

Income tax expense (benefit)	(4,656)	(791)	575	2,903

Net (loss) income	(8,004)	(2,395)	5,080	4,893

Less : Net income (loss) attributable to noncontrolling interest	(87)	37	(10)	318

Net (loss) income attributable to Multi Packaging Solutions International Limited	$(7,917)	$(2,432)	$5,090	$4,575

(Loss) Earnings per share
Basic	(.11)	(.04)	.08	.07
Diluted	(.11)	(.04)	.08	.07

Weighted-average number of common shares outstanding:
Basic	73,825,723	61,939,432	67,817,268	61,939,432
Diluted	73,825,723	61,939,432	67,817,268	61,939,432

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(11,880)	(30,421)	(21,572)	(40,113)
Adjustment on available-for-sale securities	(5)	4	(22)	(13)
Pension adjustments	662	(154)	1,454	638

Total other comprehensive loss	(11,223)	(30,571)	(20,140)	(39,488)

Comprehensive income (loss)	(19,227)	(32,966)	(15,060)	(34,595)

Comprehensive (income) loss attributable to non-controlling interests	—	(101)	(17)	(113)

Comprehensive income (loss) attributable to Multi Packaging Solutions International Limited	$(19,227)	($33,067)	$(15,077)	$(34,708)

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Shares		Paid In	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
BALANCE, June 30, 2015	61,939,432	$61,939	$278,695	$(45,365)	$(13,287)	$6,708	$288,690

Net income (loss)	—	—	—	5,090	—	(10)	5,080
Sale of 15,500,000 common shares, net of offering costs of $6,125	15,500,000	15,500	164,799	—	—	—	180,299
Stock compensation	8,872	9	25,953	—	—	—	25,962
Purchase of non-controlling interest	—	—	1,063	—	(12)	(3,637)	(2,586)
Fair market value adjustment on available-for-sale securities	—	—	—	—	(22)	—	(22)
Pension adjustments, net	—	—	—	—	1,454	—	1,454
Foreign currency translation adjustment	—	—	—	—	(21,572)	—	(21,572)

BALANCE, December 31, 2015	77,448,304	$77,448	$470,510	$(40,275)	$(33,439)	$3,061	$477,305

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended December 31,
	2015	2014
Operating Activities
Net income	$5,080	$4,893
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	37,930	38,737
Amortization expense	30,335	28,952
Debt extinguishment charges	3,867	—
Deferred income taxes	(5,243)	(2,031)
Stock compensation	25,962	606
Equity in earnings of unconsolidated subsidiary	—	(39)
Unrealized foreign currency loss (gain)	1,715	(4,524)
Other	850	4,258
Change in assets and liabilities:
Accounts receivable	(8,273)	(16,233)
Inventories	2,421	6,445
Prepaid expenses and other current assets	369	(3,751)
Other assets	(4,239)	2,534
Accounts payable	(8,572)	(14,472)
Payroll and benefits	(12,160)	(272)
Other current liabilities	(4,789)	8,097
Income taxes payable	(894)	2,195
Other long-term liabilities	(1,543)	(14,352)

Net cash and cash equivalents provided by operating activities	62,816	41,043

Investing Activities
Additions to property, plant and equipment	(24,507)	(24,206)
Additions to intangible assets	(68)	(131)
Proceeds from sale of assets	1,003	601
Acquisitions of businesses, net of cash acquired	(2,496)	(123,273)

Net cash and cash equivalents used in investing activities	$(26,068)	$(147,009)

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

(unaudited)

	Six months ended December 31,
	2015	2014
Financing Activities
Proceeds from initial public offering	$186,424	$—
Payments of offering costs	(6,125)	—
Proceeds from issuance of long-term debt	—	136,906
Proceeds from short-term borrowings	41,619	103,825
Payments on short-term borrowings	(40,876)	(103,937)
Payments on long-term debt	(216,809)	(10,133)
Deferred financing costs	—	(4,442)

Net cash and cash equivalents (used in) provided by financing activities	(35,767)	122,219

Effect of exchange rate changes on cash and cash equivalents	2,389	(117)

Increase in cash and cash equivalents	3,370	16,136

Cash and cash equivalents—beginning	55,675	27,533

Cash and cash equivalents—ending	$59,045	$43,669

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

Stock-split and Initial Public Offering

On October 8, 2015, the Company’s board of directors approved and the Company executed a 1 for 5.08 reverse stock split of its common shares prior to completing its proposed initial public offering. All share and per share data has been presented to reflect this reverse split. On October 27, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share. In connection with the offering, funds controlled by The Carlyle Group (“Carlyle”) and certain current and former employees, sold 1,000,000 common shares. The underwriters also have exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn (“Madison”) and Carlyle, at the public offering price, less the underwriting discount. The Company did not receive any of the proceeds from the shares sold by Madison or Carlyle or from the exercise of the underwriters’ option. The Company received net proceeds of $186,424 from the initial public offering.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2015 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2015 and 2014 and the statements of cash flows for the six months ended December 31, 2015 and 2014 and statement of shareholders’ equity for the six months ended December 31, 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended December 31, 2015 are not necessarily indicative of results to be expected for the year ending June 30, 2016 or for any future interim period. The condensed consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements of the Company. However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the year June 30, 2015, and notes thereto included in the Company’s Registration Statement filed on Form S-1.

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

If the Company determines that the fair value is less than the carrying value based on the qualitative assessment, a quantitative assessment based upon discounted cash flow and market approach analyses is performed to determine the estimated fair value of the reporting units. The Company includes assumptions about expected future operating performance as part of a discounted cash flow analysis to estimate fair value. If the carrying values of the reporting unit is in excess of its calculated fair value, management performs the next step, which is a hypothetical allocation of the calculated fair value to the assets and liabilities of the reporting unit, including intangible assets, to determine implied goodwill. Goodwill is considered impaired if the implied goodwill is less than the goodwill. There were no indicators of impairment during the three and six months ended December 31, 2015.

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

One risk managed by the Company using derivative instruments is interest rate risk. To manage interest rate exposure, the Company has in the past entered into hedge transactions (interest rate swaps) using derivative financial instruments. The objective of entering into interest rate swaps is to eliminate the variability of cash flows in the London Interbank Offered Rate (“LIBOR”) interest payments associated with variable-rate loans over the life of the loans. As changes in interest rates affect the future cash flow of interest payments, the hedges provide a synthetic offset to interest rate movements.

The Company is also exposed to foreign-currency exchange-rate fluctuations in the normal course of business, primarily related to the British Pound Sterling, Euros, Mexican Pesos, Canadian Dollars, Chinese Yuan and the Polish Zloty denominated liabilities within its international subsidiaries whose functional currency is other than the U.S. dollar. The Company manages these fluctuations, in part, using non-deliverable forward foreign exchange contracts and foreign currency forward contracts, that are intended to offset changes in cash flow attributable to currency exchange movements. These contracts are intended primarily to economically address exposure related to merchandise inventory expenditures or sales made by the Company’s international subsidiaries whose functional currency is other than the U.S. dollar.

The change in fair value of interest rate swaps was $153 and $1,807 for the three months ended December 31, 2015 and 2014 and was $179 and $3,275 for the six months ended December 31, 2015 and 2014, respectively, which is recorded in other income (expense), net in the accompanying condensed statements of operations and comprehensive income (loss). The Company considers derivative financial instruments as level 2 investments in the fair value hierarchy discussed in fair value measurements, below and within Note 7.

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

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. At December 31, 2015 and June 30, 2015, no customers accounted for more than 10% of accounts receivable. For the three and six months ended December 31, 2015 and 2014, no customers accounted for more than 10% of net sales.

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

Earnings (Loss) Per Share

Earnings (Loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2015	2014	2015	2014
Numerator:
Net income (loss) available to common shareholders—basic and diluted	$(7,917)	$(2,432)	$5,090	$4,575
Denominator:
Weighted average number of common shares outstanding—basic and diluted	73,825,723	61,939,432	67,817,268	61,939,432
Basic (loss) earnings per common share	($0.11)	($0.04)	$0.08	$0.07
Dilutive (loss) earnings per common share	($0.11)	($0.04)	$0.08	$0.07

There were no options in the Company’s common shares outstanding during the three and six months ended December 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605—Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 31, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

In September 2015, the FASB issued ASU 2016-15, “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. The amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. This ASU will be effective beginning in 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - “Balance Sheet Classification of Deferred Taxes”, which will require the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position and results of operations.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value estimates for the assets acquired and liabilities assumed were based on estimates and analysis using widely recognized valuation methods.

Assets
Cash and cash equivalents	$19,401
Accounts receivable	76,435
Inventories	32,851
Prepaid expenses and other current assets	6,142
Deferred income taxes	15,322
Property, plant and equipment	49,470
Other long-term assets	3,610
Less: Liabilities
Current liabilities	(62,869)
Other long-term liabilities	(6,568)

Preliminary purchase price	$133,794

During the six months ended December 31, 2015, the Company adjusted the preliminary purchase price allocation as a measurement period adjustment to reduce liabilities and reduce property, plant and equipment by approximately $527.

BluePrint Media Limited

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases. BluePrint had annual revenue of approximately $23 million. BluePrint was acquired for a purchase price of approximately $2.7 million, net of cash of $2.5 million with the potential for another $3.9 million based on certain financial targets. The preliminary purchase price allocation is not material to the consolidated financial statements and included $1.2 million of goodwill. The operations of BluePrint are included in the Company’s consolidated statements of operations and comprehensive income (loss) since July 1, 2015.

CD Cartondruck AG

The Company has contingent consideration relating to the June 9, 2011 purchase of CD Cartondruck AG (“Cartondruck”), of $2,136 payable on June 9, 2016. The value of the contingent consideration is being recorded as future compensation expense on a straight-line basis over the period of a required employment agreement. The contingent consideration is subject to satisfaction of certain employment contingencies. The Company has a restricted cash balance in the amounts of $1,939 as of December 31, 2015, which is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets. The Company has a restricted cash balance at June 30, 2015 in the amount of $1,985, which is recorded in other assets on the accompanying condensed consolidated balance sheets.

Additionally, with the purchase of Cartondruck, there could also be an additional payment (the “Earnout”), which is based on the future performance of the acquired company. The Earnout will be recorded as future compensation ratably over the period it becomes probable of achievement. The Earnout ranges from $0 to $3,475 based on cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Share Purchase Agreement) achieved over a five-year period. As of December 31, 2015 and June 30, 2015, the Company concluded the Earnout was not probable of achievement and, therefore, no amount has been recognized to date.

Note 4—Inventories

Inventories consisted of the following:

	As of December 31, 2015	As of June 30, 2015
Raw materials	$58,827	$60,549
Work in progress	27,371	28,677
Finished goods	97,822	104,658

Total inventories	184,020	193,884
Reserves	(20,171)	(22,048)

Inventories	$163,849	$171,836

Note 5—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$59,045	$—	$—	$59,045
Restricted cash	1,939	—	—	1,939
Available for sale securities	231	—	—	231

Liabilities:

Interest rate swap	—	(3,167)	—	(3,167)
Foreign currency contracts	—	143	—	143

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55,675	$—	$—	$55,675
Restricted cash	1,985	—	—	1,985
Available for sale securities	253	—	—	253
Foreign currency contracts		57		57

Liabilities:

Interest rate swap	—	(2,988)	—	(2,988)
Foreign currency swap	—	(34)	—	(34)

As of December 31, 2015 and June 30, 2015, the fair value of the bonds payable, due August 2021, was $206,500 and $204,000, respectively and the carrying value was $196,627 and $196,327, respectively. The bonds payable fair value was determined using quoted market prices (level 2).

The fair value of interest rate swap contracts are indicative values based on mid-market levels as of the close of business on the balance sheet date. The valuations are derived from the banks’ proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions.

The Company maintains two amortizing interest rate swaps that mature in December 2017. The swaps are being used to hedge the exposure to changes in the market LIBOR or EURIBOR rates. At December 31, 2015, one of the swaps had a notional amount of $171,982 whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount. The LIBOR swap had a fair value of $481,369 and is included in other long term liabilities on the consolidated balance sheets. The other swap had a notional amount of $146,121; whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR (Euro Interbank Offered Rate) on the amortizing notional amount. The EURIBOR swap had a fair value of $2,686 and is included in other long-term liabilities on the condensed consolidated balance sheets.

Note 6—Other Income (Expense), net

Other income (expense), net is comprised of the following for the three and six months ended December 31, 2015 and 2014:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Loss on derivatives	$572	$(2,023)	$(183)	$(3,648)
Foreign currency (losses) gains	(463)	(221)	(3,340)	4,577
Other (loss) income	(9)	468	(12)	614

Other (Expense) Income, net	$100	$(1,776)	$(3,535)	$1,543

Note 7—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the six months ended December 31, 2015 and 2014 is as follows:

	Foreign Currency Translation Adjustments and other	Available for Sale Securities	Pension Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other Comprehensive income (loss)	(21,572)	(22)	1,454	(20,140)
Other Comprehensive income from noncontrolling interest due to the purchase of CD Cartondruck GmBH (see Note 14)	(12)	—	—	(12)

Balance as of December 31, 2015	$(54,629)	$(7)	$21,197	$(33,439)

	Foreign Currency Translation Adjustments	Available for Sale Securities	Pension Adjustments	Total
Balance as of June 30, 2014	$5,919	$9	$6,963	$12,891
Other Comprehensive income (loss)	(40,113)	(13)	638	(39,488)

Balance as of December 31, 2014	$(34,194)	$(4)	$7,601	$(26,597)

There were no amounts reclassified from accumulated other comprehensive income during the three and six months ended December 31, 2015 and 2014.

Note 8—Income Taxes

For the three and six months ended December 31, 2015 and 2014, the effective tax rates, including discrete items, attributable to continuing operations were as follows:

	Three months ended December 31,		Six months ended December 31
	2015	2014	2015	2014
Effective tax rate provision	36.8%	24.8%	10.2%	37.2%

Our effective tax rate differs from the US federal statutory income tax rate of 35.0%, due to the mix and levels between United States and foreign earnings. Included in the three and six months ended December 31, 2015 was a benefit of $2,703 related to a change in the enacted UK statutory tax rate and a release of a reserve of $348 related to uncertain income tax positions. Excluding these discrete items, the effective tax rate through the six months ended December 31, 2015 is higher primarily due to non-deductible expenses, including stock compensation expense.

As of December 31, 2015 and June 30, 2015, the total liability for uncertain tax benefits was $2,446 and $2,794, respectively, including accrued interest and penalties and net of related benefits.

As of December 31, 2015, the Company is under tax audit in Canada for 2012-2014 and Germany for 2009-2011. In October 2015, the Mexican Tax Authorities concluded their audit of the 2008 and issued an assessment. The Company has determined that is has sufficient reserves to cover the assessment. The Company has filed an appeal with the Mexican Tax Court. The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners for the audits in Canada and the tax court case in Mexico.

During the six months ended December 31, 2015 and 2014, cash paid for taxes was $8,033 and $2,985, respectively.

Note 9—Employee Benefit Plans

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

For the three and six months ended December 31, 2015 and 2014, the components of total periodic benefit costs were as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit Costs:
Service cost	$1,043	$998	$1,941	$1,896
Interest cost	4,534	7,004	10,582	13,409
Expected return on plan assets	(5,764)	(7,730)	(12,570)	(15,072)

Net Periodic (Benefit) Cost	$(187)	$272	$(47)	$233

Note 10—Indebtedness

Total borrowings outstanding at December 31, 2015 and June 30, 2015 are summarized as follows:

	As of December 31, 2015	As of June 30, 2015
Short-term foreign borrowings	$4,501	$3,488

Term notes:
Bonds Payable, due August 2021, net of discount	196,627	196,327
Dollar Tranche A Term Loan, due August 2020, net of discount	96,177	119,109
Dollar Tranche B Term Loans, due August 2020, net of discount	258,362	319,822
Dollar Tranche C Term Loans, due August 2020, net of discount	105,160	130,030
Sterling Term Loan, due September 2020, net of discount	149,600	219,933
Euro Term Loan, due September 2020, net of discount	147,055	189,831
Other borrowings:
Foreign debt	4,681	8,049
Other financing	725	1,800

Total borrowings outstanding	962,888	1,188,389

Less: short-term foreign borrowings and current portion of long-term debt, net of discount	(14,668)	(15,228)

Long-term debt, less current portion	$948,220	$1,173,161

During the three months ended December 31, 2015, the Company made voluntary prepayments of $207,414 on our long term debt ($25,000 on October 7, 2015 and approximately $182,414 on October 29, 2015).

At the time of the prepayment, the Company recognized incremental amortization on the deferred financing and debt discount fees in the amount of $3,867 as debt extinguishment charges for the three and six months ended December 31, 2015 on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Note 11—Restructuring

During November 2013, the Company announced its intention to reorganize and cease its operations in its Terre Haute, Indiana, Evansville, Indiana and Fairfield, New Jersey facilities. In September 2015, the Company announced the closure of its facility in Melrose Park, Illinois.

The following is a summary of the activity with respect to a reserve established by the Company in connection with the restructuring plan, by category of costs.

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring related costs	1,843	1,733	3,576
Amounts paid	(1,234)	(1,338)	(2,572)

Balance at December 31, 2015	$865	$1,171	$2,036

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at September 30, 2015	$1,557	$1,945	$3,502
Restructuring related costs	295	455	750
Amounts paid	(987)	(1,229)	(2,216)

Balance at December 31, 2015	$865	$1,171	$2,036

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at June 30, 2014	$2,060	$2,250	$4,310
Restructuring related costs	3,790	—	3,790
Amounts paid	(4,926)	(983)	(5,909)

Balance at December 31, 2014	$924	$1,267	$2,191

	Severance and Employee Related	Costs Associated with Exit or Disposal Activities	Total
Balance at September 30, 2014	$1,817	$2,030	$3,847
Restructuring related costs	704	—	704
Amounts paid	(1,597)	(763)	(2,360)

Balance at December 31, 2014	$924	$1,267	$2,191

These costs are recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2015 and 2014 and are included within the North America segment. Accrued restructuring costs are included in other current liabilities on the condensed consolidated balance sheets.

Note 12—Commitments and Contingencies

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

Note 13—Related Party Transactions

On February 13, 2014, the Company loaned CEP III Chase Finance S.à r.l., an entity owned by Carlyle, and Mustang Intermediate Investments S.à r.l., an entity owned by Madison Dearborn Partners, each $1,677 to enable them to purchase 5.1% of the outstanding capital stock of CD Cartondruck GmbH. The notes bear interest at a rate of 2.0%, compounded annually, and had a maturity date of February 14, 2015. The loan had automatic renewal periods unless terminated through a written notice no less than four weeks prior to maturity. The $3,354 note receivable was recorded in other assets on the consolidated balance sheet as of June 30, 2015. On October 8, 2015, the Company purchased CD Cartondruck GmbH for the value of the note plus interest. The transaction was accounted for as an acquisition of noncontrolling interest and included in the statement of stockholders’ equity. As of October 8, 2015, the Company owns 100% of the outstanding capital stock of CD Cartondruck GmBH.

Note 14—Stock Based Compensation

The Company recognized compensation expense related to awards under its stock option plans as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Performance Based Units	$9,460	$—	$9,460	$—
2014 Equity Incentive Plan	16,766	316	16,352	$606
Payroll taxes relating to stock based compensation	723	—	723	—

	26,949	316	26,535	606
Shares issued to Board of Directors	150	—	150	—
Other	133	139	275	280

Total	$27,232	$455	$26,960	$886

Performance Based Units

In connection with Carlyle’s acquisition of Chesapeake, certain members of Chesapeake’s management were allowed to co-invest with Carlyle in an entity controlled by Carlyle that holds an investment in the Company. At the time of the grant, those members of management that invested alongside Carlyle received a specified number of common shares, which were subject to a performance-based ratchet (the “Ratchet”). Pursuant to the Ratchet, members of management’s ownership percentage could increase based on Chesapeake completing an “Exit” that resulted in a specified return on invested capital (“MOIC”) and internal rate of return (“IRR”) for certain investors. An Exit is defined as the completion of a liquidating event, which includes the completion of an initial public offering (“IPO”). Since a liquidity event, including an IPO, is generally not probable until it occurs, no compensation cost had been recognized in the financial statements through the initial public offering date. On October 27, 2015, the Company completed its IPO (see Note 1) and accordingly the performance-based units vested and the Company recognized stock based compensation expense of approximately $9,460 during the three and six months ended December 31, 2015. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Carlyle shares, less a lack of marketability discount rate due to the shares not being freely tradeable by the members of management.

2014 Equity Incentive Plan (Mustang Investment Holdings L.P.)

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for profits interests and restricted capital interests in Mustang Investment Holdings L.P. (“Holdings”) to be granted to directors, officers and employees of the Company. During the three and six months ended December 31, 2015 and 2014, Holdings did not issue any time-vesting profits interests or performance-vesting profits interests. Time-vesting profits interests vested twenty percent per year on each of the first five anniversaries of August 15, 2013, as per the applicable award agreement. All performance-vesting profits interests would vest based on Holdings’ principal investors obtaining various thresholds of an internal rate of return as defined in the 2014 Plan, which represents a performance condition.

Since the profits interests issued under the 2014 Plan are for interests in Holdings, which is outside of the consolidated group, the value of the profits interests was marked to market at each of the Company’s reporting periods. On October 27, 2015, the Company completed its IPO and in connection with the IPO the performance-vesting units vested and the Company accelerated the vesting of the time-vesting profits interest.

The Company recognized compensation expense related to awards under the 2014 Plan as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Time vesting profit interests	$5,844	$193	$5,569	$369
Time vesting restricted capital interests	3,549	123	3,410	$237
Performance-vesting profit interests	7,373	—	7,373	—

Total	$16,766	$316	$16,352	$606

2014 Plan—Profits Interests Valuation

As an input to the Black-Scholes model, and for valuation of the profits interest and restricted capital interest awards, the Company estimates the fair value of Holdings’ equity quarterly. The Company relies on the results of a discounted cash flow analysis but also considers other widely recognized valuation models. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings, as well as upon estimates of an appropriate cost of capital. A sensitivity analysis is performed in order to establish a narrow range of estimated fair values for the equity of Holdings. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined based on the guideline companies are applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the equity of Holdings. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the equity to be used in accounting for equity-based compensation.

The Company calculated the estimated fair value of each award as of the reporting date for each grant prior to the IPO using the Black–Scholes option valuation model. Currently, there is no active market for Holdings’ equity. Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publically traded companies in the printing industry. The expected term of profits interests granted is derived from the output of the option valuation model and represents the period of time that profits interests granted are expected to be outstanding. The risk-free rate for periods within the life of the profits interests is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended December 31, 2014, the Company utilized 6.00 years as the expected term, 46.58% for its expected volatility, and 2.13% for the risk free rate of interest. The Company does not expect to pay any dividends and the weighted average of profits interest was $4.77 per profit interest. During the six months ended December 31, 2014, the Company utilized 6.13 years as the expected term, 46.58% for its expected volatility, 2.13% for the risk free rate of interest, the Company does not expect to pay any dividends and the weighted average of profits interest was $4.77 per profit interest. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Mustang shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the profit interests in Mustang were converted on an equivalent share basis. As of December 31, 2015, there are no profit interests outstanding.

As of December 31, 2015, there was no unearned compensation related to unvested profit interests.

Profits interests activity under the 2014 Plan summarized as follows:

2014 Plan—Restricted Capital Interests Valuation

For Restricted Capital Interests issued under the 2014 Plan the Company calculated the estimated fair value of each award using the Black-Scholes option valuation model that uses the assumptions described below and considers a lack of marketability discount. Currently, there is no active market for Holdings’ equity. Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publicly traded companies in the printing industry. The Company uses historical data to estimate employee terminations within the valuation model. The expected term of restricted capital interests granted is derived from the output of the option valuation model and represents the period of time that restricted capital interests granted are expected to be outstanding. The risk-free rate for periods within the life of the restricted capital interests is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended December 31, 2014, the Company utilized 6.00 years as the expected term, 46.58% for its expected volatility, and 2.13% for the risk free rate of interest. The Company does not expect to pay any dividends and the weighted average of restricted capital interests was $4.77 per profit interest. During the six months ended December 31, 2014, the Company utilized 6.13 years as the expected term, 46.58% for its expected volatility, 2.13% for the risk free rate of interest, the Company does not expect to pay any dividends and the weighted average of the restricted capital interest was $4.77 per restricted capital interest. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Mustang shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the restricted capital interests in Mustang were converted on an equivalent share basis. As of December 31, 2015, there are no restricted capital interests outstanding. There were no restricted capital interests issued during the periods presented.

There was no unearned compensation related to unvested restricted capital interests at December 31, 2015.

Shares issued to Board of Directors

The Company compensates its independent board members for their services through an annual cash payment of $75 and an annual stock grant valued at $75. Additional compensation is given for service as chair of a committee of the Board of Directors. On November 30, 2015, the Company issued 8,872 shares of common stock to two members of the Company’s Board of Directors. These shares were valued at the market price of the Company’s stock on the date of grant. The Company recognized $150 of stock based compensation expense for these shares which is included in stock based compensation and deferred compensation expense on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2015.

Note 15—Segments

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

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net Sales
North America	$201,445	$178,920	$416,977	$337,470
Europe	200,971	214,103	422,384	445,189
Asia	26,941	11,804	49,047	16,250

Total Net Sales	$429,357	$404,827	$888,408	$798,909

Depreciation and Amortization

North America	15,936	16,188	32,431	31,844
Europe	16,465	17,167	33,739	35,066
Asia	1,332	491	2,095	779

Total Depreciation and Amortization	$33,733	$33,846	$68,265	$67,689

Operating Income (Loss)
North America	(5,045)	5,221	9,297	11,337
Europe	7,320	10,152	30,543	30,391
Asia	4,848	1,088	7,962	936

Total Operating Income (Loss)	$7,123	$16,461	$47,802	$42,664

Adjusted EBITDA (1)

North America	29,539	32,500	61,801	47,207
Europe	33,569	24,453	74,360	70,669
Asia	6,298	1,507	10,441	1,754

Total Adjusted EBITDA	$69,406	$58,460	$146,602	$119,630

	For the six months ended December 31,
	2015	2014
Capital Expenditures
North America	$7,904	$7,886
Europe	12,117	15,988
Asia	4,486	332

Total Capital Expenditures	$24,507	$24,206

	As of December 31, 2015	As of June 30, 2015
Total Assets
North America	$786,325	$915,601
Europe	950,207	866,214
Asia	77,241	100,310

Total Assets	$1,813,773	$1,882,125

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

	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Premium Folding Cartons	$277,915	259,597	$584,877	$520,886
Inserts	61,673	62,901	127,087	121,524
Labels	31,963	33,455	65,649	67,627
Rigid Packaging	31,581	12,044	65,923	21,587
Other Consumer Products	56,805	57,804	110,140	113,387

Total	459,937	$425,801	$953,676	$845,011
Sales Reserves and Eliminations	(30,580)	(20,974)	(65,268)	(46,102)

Total Sales	$429,357	$404,827	$888,408	$798,909

Net Sales by category
Consumer	226,749	201,653	460,086	404,403

Health Care	150,054	155,947	307,813	309,059
Multi - Media	52,554	47,227	120,509	85,447

Total Net Sales	$429,357	$404,827	$888,408	$798,909

Adjusted EBITDA Reconciliation

(1) (Dollars in Thousands)	For the three months ended December 31,		For the six months ended December 31,
	2015	2014	2015	2014
Net income (loss)	$(8,004)	$(2,395)	$5,080	$4,893
Depreciation and amortization	32,727	32,533	66,038	65,580
Interest expense	16,016	17,871	34,745	36,411
Income tax expense(benefit)	(4,656)	(791)	575	2,903

EBITDA	36,083	47,218	106,438	109,787

Transaction costs	2,064	3,463	2,414	4,184
Stock based and deferred compensation	27,232	455	26,960	886

Debt extinguishment charges	3,867	—	3,867	—
Purchase accounting adjustments	292	377	623	853
Restructuring related costs	750	3,086	3,576	3,790
(Gain) loss on sale of fixed assets	168	472	362	408
Foreign currency gains (loss)	473	222	3,340	(4,576)

Other adjustments to EBITDA	(1,523)	3,167	(978)	4,298

Adjusted EBITDA	$69,406	$58,460	$146,602	$119,630

Note 16—Subsequent Events

On January 26, 2015, the Company completed the acquisition of Chicago Paper Tube & Can Co (“CPT”). The acquisition of CPT provides the Company with high-end, round rigid packaging capability in North America. The purchase consideration was approximately $8.0 million and was funded out of cash on hand. CPT’s operations are not material to the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated December 31 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Registration Statement Filed on Form S-1. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the interim unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report, as well as the Company’s Registration Statement. All dollar values in this section, unless otherwise noted, are denominated in millions. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	our ability to compete against competitors with greater resources or lower operating costs;

•	adverse developments in economic conditions, including downturns in the geographies and target markets that we serve;

•	difficulties in restructuring operations, closing facilities or disposing of assets;

•	our ability to successfully integrate our acquisitions and identify and integrate future acquisitions;

•	our ability to realize the growth opportunities and cost savings and synergies we anticipate from the initiatives that we undertake;

•	changes in technology trends and our ability to develop and market new products to respond to changing customer preferences and regulatory environment;

•	the impact of electronic media and similar technological changes, including the substitution of physical products for digital content;

•	seasonal fluctuations;

•	the impact of significant regulations and compliance expenditures as a result of environmental, health and safety laws;

•	risks associated with our non-U.S. operations;

•	exposure to foreign currency exchange rate volatility;

•	the loss of, or reduced purchases by, one or more of our large customers;

•	failure to attract and retain key personnel;

•	increased information technology security threats and targeted cybercrime;

•	changes in the cost and availability of raw materials;

•	operational problems at our facilities;

•	the impact of any labor disputes or increased labor costs;

•	the failure of quality control measures and systems resulting in faulty or contaminated products;

•	the occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks;

•	increased energy or transportation costs;

•	our ability to develop product innovations and improve production technology and expertise;

•	the impact of litigation, uninsured judgments or increased insurance premiums;

•	an impairment of our goodwill or intangible assets;

•	our ability to comply with all applicable export control laws and regulations of the United States and other countries and restrictions imposed by the Foreign Corrupt Practices Act;

•	the impact of regulations to address climate change;

•	risks associated with the funding of our pension plans, including actions by governmental authorities;

•	the impact of regulations related to conflict minerals;

•	our ability to acquire and protect our intellectual property rights and avoid claims of intellectual property infringement;

•	risks related to our substantial indebtedness;

•	failure of internal controls over financial reporting;

•	the ability of The Carlyle Group and Madison Dearborn Partners to control us;

•	other factors disclosed in this quarterly report; and

•	other factors beyond our control.

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

The healthcare market includes pharmaceutical, nutraceutical and healthcare related products. The consumer market includes cosmetics, personal care and toiletries, food, spirits, sporting goods, transaction and gift cards, confectionary, liquor and general consumer products. The multi-media market includes home video, software, music, video games and media-related special packaging products.

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

Our strategic objectives are (i) continuing to enhance our position as a leading provider of packaging products to the segments we serve and can serve in North America, Europe and Asia; (ii) the expansion further into international markets to meet the global sourcing needs of our customers; and (iii) the identification of other areas in the packaging industry that can most benefit from our ability to deliver quality packaging products according to our customers’ needs, including the leveraging of our recent transactions via cross-selling both products and geographies. To achieve these objectives, we intend to continue expanding our printing, packaging and graphic arts capabilities, including the development and application of advanced manufacturing technologies and the establishment of manufacturing facilities in strategic international markets.

Key Transactions

Acquisition of ASG North American, Mexican and China Print and Packaging Operations

On November 21, 2014 we completed the acquisition of the North American and Asian print businesses of AGI Global Holdings Coöperatief U.A. and AGI Shorewood Group, US Holdings, LLC (collectively, “ASG”). The acquisition of ASG, a manufacturer of print and packaging in the United States, Canada, Mexico and China, expands our global network and customer base. ASG had annual sales of approximately $350 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition of Presentation Products

On February 28, 2015 we completed the acquisition of Presentation Products (“Presentation”). The acquisition of Presentation complements the Company’s previously acquired rigid packaging operations. Presentation is a rigid specialty box manufacturer located in the United Kingdom and has import and China sourcing offices located in Hong Kong, China. Presentation specializes in high end consumer packaging with an emphasis in the spirits market. Presentation had annual sales of approximately $42 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition of BP Media

On July 1, 2015 we completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides us with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides us with an established sales presence in the media markets in Europe which will enable us to serve the European needs of global media releases. BluePrint had annual sales of approximately $23 million for the twelve months immediately prior to the date of acquisition.

Acquisition of Chicago Paper Tube and Can

On January 26, 2016 we completed the acquisition of Chicago Paper Tube and Can (“CPT”). CPT provides the Company with high end round rigid packaging capability in North America. CPT had annual sales of approximately $5 million for the twelve months immediately prior to the date of acquisition.

Acquisition Accounting

All of the transactions described above were accounted for as a purchase business combination. Accordingly, in all cases the assets and liabilities of the acquired or merged entities were recorded at fair value as of the respective closing dates and the results of operations of the entities are included in our results of operations from the date of closing.

Reorganizations/Restructuring

The Company announced the closure of the former ASG facility located in Melrose Park, Illinois on September 1, 2015, with an anticipated completion date of February 2016. The Company recorded restructuring expenses of approximately $2.8 million in the quarter ended September 30, 2015 due primarily to the announced closure. The underlying facility is leased on a month-to-month basis. In addition to the restructuring expense recorded in September, the Company incurred duplicative costs associated with the transfer of Melrose Park work to other facilities, and as such recorded incremental restructuring expense in the quarter ended December 31, 2015 of approximately $0.8 million.

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

Results of Operations

Quarter Ended December 31, 2015 Compared to Quarter Ended December 31, 2014.

The table below presents our results of operations for the respective quarters:

	Three Months Ended December 31,
(Dollars in thousands)	2015	2014
Net sales	$429,357	$404,827
Cost of goods sold	333,632	322,493

Gross margin	95,725	82,334

Selling, general and administrative expenses
Selling general and administrative expenses	59,306	61,955
Stock based and deferred compensation expense	27,232	455
Transaction and other related expenses	2,064	3,463

Operating income	7,123	16,461

Other income (expense)
Other income (expense) net	100	(1,776)
Debt extinguishment charges	(3,867)	—
Interest expense	(16,016)	(17,871)

Total other expense, net	(19,783)	(19,647)

Income (loss) before income taxes	(12,660)	(3,186)
Income tax expense (benefit)	(4,656)	(791)

Net income (loss)	(8,004)	(2,395)
Less: income (loss) attributable to non-controlling interest	(87)	37

Net income (loss) attributable to Company	$(7,917)	$(2,432)

Net Sales

The increase in net sales for the three months ended December 31, 2015 was $24.5 million, or 6.1%, when compared to the quarter ended December 31, 2014. The increase is due to the inclusion of sales from the acquired operations of ASG, Presentation Products and BP Media, which were acquired in November 2014, February 2015 and July 2015, respectively. Net sales were unfavorably impacted by foreign currency changes, principally from translation differences, of approximately $23.6 million.

Net sales adjusted for the acquisitions had they been included since the beginning of the period, were $478.5 million for the three months ended December 31, 2014, a difference of $49.2 million from the GAAP net sales for the three months ended December 31, 2015. The difference is primarily attributable to the foreign exchange impact noted previously, as well as a reduction in general multi-media sales of $16.5 million and a decline in two consumer products companies’ sales of approximately $7.9 million.

We operate our business along the following operating segments, which are grouped based on the basis of geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Three months ended December 31,
(Dollars in thousands)	2015	2014
North America

Healthcare	$67,259	$63,011
Consumer	88,297	71,237
Multi-media	45,889	44,672

	$201,445	$178,920

Europe
Healthcare	$77,761	$88,117
Consumer	116,545	123,431
Multi-media	6,665	2,555

	$200,971	$214,103

Asia
Healthcare	$5,034	$4,819
Consumer	21,907	6,985

	$26,941	$11,804

Total	$429,357	$404,827

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

North America

The increase in North American net sales for the three months ended December 31, 2015 was $22.5 million or 12.6%, when compared to the quarter ended December 31, 2014. The increase in North American healthcare sales for the quarter ended December 31, 2015 was $4.2 million, or 6.7%, when compared to the quarter ended December 31, 2014. The increase in North American consumer net sales for the quarter ended December 31, 2015 was $17.1 million or 24.0%, when compared to the quarter ended December 31, 2014. The increase in North American multi-media sales for the quarter ended December 31, 2015, was $1.2 million or 2.7%, when compared to the quarter ended December 31, 2014. All of these increases are primarily a result of the ASG acquisition completed on November 21, 2014. ASG had a majority of its business operations in North America.

Adjusted for acquisitions in fiscal 2015 North American sales were $201.4 million in the quarter ended December 31, 2015 compared to $222.5 million for the quarter ended December 31, 2014. The decrease is principally due to the previously mentioned consumer product companies’ sales and negative foreign exchange of approximately $3.9 million.

Although North American multi-media sales increased for the quarter ended December 31, 2015 when compared to the quarter ended December 31, 2014 by $1.2 million, this increase was principally due to the inclusion of the sales from the acquired ASG operations in the quarter ended December 31, 2015. The acquired ASG operations were integrated immediately upon acquisition and, as a result, it is not possible to isolate the portion of revenues attributable to the ASG operations. However, had the ASG acquisition not occurred, multi-media sales would have declined for the quarter ended December 31, 2015.

Europe

The decrease in Europe net sales for the quarter ended December 31, 2015 was $13.1 million, or 6.1%, when compared to the quarter ended December 31, 2014, principally due to the unfavorable impact of foreign exchange of $18.9 million offset by the sales from the BP Media and Presentation Products acquisitions completed on July 1, 2015 and February 28, 2015, respectively.

The decrease in Europe healthcare sales for the quarter ended December 31, 2015 was $10.4 million, or 11.8%, when compared to the quarter ended December 31, 2014, primarily due to the unfavorable impact of foreign exchange. On a constant currency basis, European health care sales remained relatively flat. The decrease in Europe consumer net sales for the quarter ended December 31, 2015 was $6.9 million, or 5.6%, when compared to the quarter ended December 31, 2014 and is due to negative foreign exchange impacts. Before foreign exchange, consumer increased primarily due to the acquisition of BP Media and Presentation Products, offset by a reduction in sales associated with tobacco companies due to the impact of tobacco legislation in Europe. The Company does not have nor expect to have significant sales to tobacco customers in the future. The increase in Europe multi-media net sales for the quarter ended December 31, 2015 was $4.1 million, or 160.9%, when compared to the quarter ended December 31, 2014, primarily due to the BP Media acquisition. Adjusted for acquisitions in fiscal 2015 European sales were $201.0 million in the quarter ended December 31, 2015 compared to $230.3 million in the quarter ended December 31, 2014, a decrease of $29.3 million. The decrease is principally from the impact of foreign exchange.

Asia

The increase in Asia net sales for the quarter ended December 31, 2015 was $15.1 million, or 128.2%, when compared to the quarter ended December 31, 2014. The largest impact on sales is due to the acquisition of ASG in November 2014 and the inclusion of its sales for the quarter.

The increase in Asia healthcare sales for the quarter ended December 31, 2015 was $0.2 million, or 4.5%, when compared to the quarter ended December 31, 2014. The increase in Asia consumer sales for the quarter ended December 31, 2015 was $14.9 million, or 213.6%, when compared to the quarter ended December 31, 2014.

Adjusted for acquisitions in fiscal 2015 Asian sales were $26.9 million in the quarter ended December 31, 2015 compared to $25.7 million in the quarter ended December 31, 2014, an increase of $1.2 million.

Gross Profit

(Dollars in thousands)	Quarter ended December 31,
	2015	2014
Net Sales	$429,357	$404,827
Cost of Goods Sold	333,632	322,493

Gross Margin	95,725	82,334

Gross Margin %	22.3%	20.3%

The gross margin for the quarter ended December 31, 2015 increased when compared to the gross margin for the quarter ended December 31, 2014 principally due to the favorable impact of integration programs and synergies realized from the merger with Chesapeake and the acquisition of ASG in November 2014. Gross margin percentage for the quarter ended December 31, 2015 was 22.3%, an increase of 200 basis points compared to 20.3% for the quarter ended December 31, 2014. The increase is reflecting the Company’s continuing facility improvement programs and realized synergies from acquisitions, offset by restructuring charges and plant closure.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the quarter ended December 31, 2015 were $88.6 million, an increase of $22.7 million when compared to the prior period. The increase is principally due to stock compensation charges recorded in the quarter of $26.9 million associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering, offset by a reduction in transaction related expenses of approximately $1.4 million. Other than stock based and deferred compensation, and transaction related expenses, selling, general and administrative expenses for the quarter ended December 31, 2015 were $59.3 million, a decrease of $2.6 million when compared to the prior period. As a percentage of net sales, excluding stock based and deferred compensation and transaction related expenses, these expenses were 13.8% for the quarter ended December 31, 2015 as compared to 15.3% for the prior period. The reduction in this percentage is principally due to the benefit of reduced personnel costs associated with the integration of the acquired operations discussed above, offset by additional costs associated with operating as a public reporting company.

Plant Reorganization and Acquisition Synergies

As previously mentioned, the Company announced the closure of its plant in Melrose Park, Illinois, in September 2015. The operations were discontinued in October 2015 and the closure and exit of the facility is anticipated to be complete in February 2016. In connection with the closure, the Company recorded restructuring expenses in the quarter ended December 31, 2015 of $0.8 million. The Company leases the underlying facility on a month to month basis. The Company is continuing to monitor the decline in multi-media for reorganization opportunities, as well as our global footprint to optimize our scale and service offering to our customers. In the quarter ended December 31, 2015, the Company realized $4.9 million of planned synergies related to acquisitions, with $2.5 million still expected to be realized in future quarters.

Other Income (Expense)

Other income (expense) is principally related to foreign currency gains and losses.

Interest expense for the quarter ended December 31, 2015 was $16.0 million compared to $17.9 million for the quarter ended December 31, 2014. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans from the proceeds of the Company’s initial public offering and the early payment of $25.0 million of term notes during the quarter, as well as reduced interest expense as a result of the repricing of the Company’s European debt facilities in December 2014. This reduction was partially offset by incremental interest expense related to the Company’s borrowing in November 2014 to fund the ASG transaction. Included in interest expense in the quarter ended December 31, 2015 and 2014 are deferred finance fees and debt discount of approximately $1.0 million and $1.1 million, respectively.

In connection with the prepayment of the Company’s debt, the Company recognized incremental amortization on the deferred financing and debt discount fees in the amount of $3.9 million as debt extinguishment charges for the three months ended December 31, 2015.

Income Taxes

Our effective income tax rates for the quarters ended December 31, 2015 and the quarter ended December 31, 2014, were 36.8% and 24.8%, respectively. For the quarter ended December 31, 2015 the Company recorded a discrete benefit of $2.7 million as a result of the reduction in United Kingdom tax rates provided for in “UK Finance (No. 2) Act 2015”, which was enacted on November 18, 2015 (the “UK Tax Act”). The Company’s effective tax rate was principally impacted by the recording of non-deductible stock compensation expense in the quarter ended December 31, 2015, as well as the mix and levels between U.S. and foreign earnings and the UK Tax Act.

Operating Income/Adjusted EBITDA

(Dollars in thousands)	Quarter ended December 31,
	2015	2014
Operating Income (Loss)
North America	$(5,045)	5,221
Europe	7,320	10,152
Asia	4,848	1,088

Total Operating Income (Loss)	$7,123	$16,461

Adjusted EBITDA
North America	29,539	32,500
Europe	33,569	24,453
Asia	6,298	1,507

Total Adjusted EBITDA	$69,406	$58,460

North America

North American operating income (loss) was $(5.0) million and $5.2 million for the quarters ended December 31, 2015 and December 31, 2014, respectively, and North American Adjusted EBITDA was $29.5 million and $32.5 million for the quarters ended December 31, 2015 and December 31, 2014, respectively. The loss for the quarter was principally due to the recording of $18.5 million of stock compensation expense for North American employees associated with the Company’s initial public offering. Excluding this stock compensation expense, North American operating income and North American Adjusted EBITDA increased when compared to the prior year period principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above, enhanced by the Company’s plant improvement programs and integration activities for this transaction.

Europe

European operating income was $7.3 million and $10.1 million for the quarters ended December 31, 2015 and December 31, 2014, respectively, and European Adjusted EBITDA was $33.6 million and $24.5 million for the quarters ended December 31, 2015 and December 31, 2014, respectively. The income for the quarter was negatively impacted due to the recording of $8.5 million of stock compensation expense for European employees associated with the Company’s initial public offering. Excluding this expense, European operating income and European Adjusted EBITDA increased principally due to the inclusion of the operating income from the acquisition of the Presentation Products and BluePrint discussed above, plant improvement programs and integration activities from the Chesapeake acquisition, offset by unfavorable foreign exchange impacts.

Asia

Asian operating income (loss) was $4.8 million and $1.1 million for the quarters ended December 31, 2015 and December 31, 2014, respectively, and Asian Adjusted EBITDA was $6.3 million and $1.5 million for the quarters ended December 31, 2015 and December 31, 2014, respectively. The increases are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above and integration activities.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014.

The table below presents our results of operations for the respective quarters:

(Dollars in thousands)	Six Months ended December 31,
	2015	2014
Net sales	$888,408	$798,909
Cost of goods sold	693,342	634,192

Gross margin	195,066	164,717

Selling, general and administrative expenses
Selling general and administrative expenses	117,890	116,983
Stock based deferred compensation expense	26,960	886
Transaction and other related expenses	2,414	4,184

Operating income	47,802	42,664

Other income (expense)
Other income (expense) net	(3,535)	1,543
Debt extinguishment charges	(3,867)	—
Interest expense	(34,745)	(36,411)

Total other expense, net	(42,147)	(34,868)

Income (loss) before income taxes	5,655	(7,796)
Income tax expense	575	2,903

Net income	5,080	4,893
Less: income (loss) attributable to non-controlling interest	(10)	318

Net income attributable to Company	$5,090	$4,575

Net Sales

The increase in net sales for the six months ended December 31, 2015 was $89.0 million, or 11.2%, when compared to the six months ended December 31, 2014. The increase is due to the inclusion of sales from the acquired operations of ASG, Presentation Products and BP Media, which were acquired in November 2014, February 2015 and July 2015, respectively. Net sales were unfavorably impacted by foreign currency changes, principally from translation differences, of $58.0 million. The Company expects the remainder of this fiscal year will continue to have impacts from foreign exchange when results are compared to the prior year, although to a lesser extent.

Net sales adjusted for the acquisitions had they been included since the beginning of the period, were $999.8 million for the six months ended December 31, 2014, a difference of $111.4 million from the GAAP net sales for the six months ended December 31, 2015. The difference is primarily attributable to the foreign exchange impact noted previously, as well as a reduction in general multi-media sales of $24.6 million, the elimination of certain non-core businesses from the acquired operations of ASG, a decline in sales from two consumer products companies of approximately $23.2 million and the lower than anticipated sales related to a toy project of approximately $18.4 million.

We operate our business along the following operating segments, which are grouped based on the basis of geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

(Dollars in thousands)	Six months ended December 31,
	2015	2014
North America
Healthcare	$142,912	$123,214
Consumer	167,587	133,033
Multi-media	106,478	81,223

	$416,977	$337,470

Europe
Healthcare	$154,653	$176,580
Consumer	253,700	264,384
Multi-media	14,031	4,224

	$422,384	$445,188

Asia
Healthcare	$10,248	$9,265
Consumer	38,799	6,985

	$49,047	$16,250

Total	$888,408	$798,908

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

North America

The increase in North American net sales for the six months ended December 31, 2015 was $79.5 million or 23.6%, when compared to the six months ended December 31, 2014. The increase in North American healthcare sales for the quarter ended December 31, 2015 was $19.7 million, or 16.0%, when compared to the six months ended December 31, 2014. The increase in North American consumer net sales for the six months ended December 31, 2015 was $34.6 million or 26.0%, when compared to the six months ended December 31, 2014. The increase in North American multi-media sales for the six months ended December 31, 2015, was $25.3 million or 31.0%, when compared to the six months ended December 31, 2014. All of these increases are primarily a result of the ASG acquisition completed on November 21, 2014. ASG had a majority of its business operations in North America.

Adjusted for acquisitions in fiscal 2015 North American sales were $417.0 million in the six months ended December 31, 2015 compared to $463.1 million for the six months ended December 31, 2014. The decrease is principally due to the previously mentioned consumer product companies’ sales, foreign exchange of approximately $9 million, and the toy project discussed above.

Although North American multi-media sales increased for the six months ended December 31, 2015 when compared to the six months ended December 31, 2014 by $25.3 million, this increase was principally due to the inclusion of the sales from the acquired ASG operations in the six months ended December 31, 2015. The acquired ASG operations were integrated immediately upon acquisition and, as a result, it is not possible to isolate the portion of revenues attributable to the ASG operations. However, had the ASG acquisition not occurred, multi-media sales would have declined for the six months ended December 31, 2015.

Europe

The decrease in Europe net sales for the six months ended December 31, 2015 was $22.8 million, or 5.1%, when compared to the six months ended December 31, 2014, principally due to the unfavorable impact of foreign exchange of $48.0 million offset by the sales from the BP Media and Presentation Products acquisitions completed on July 1, 2015 and February 28, 2015, respectively.

The decrease in Europe healthcare sales for the six months ended December 31, 2015 was $21.9 million, or 12.4%, when compared to the six months ended December 31, 2014, primarily due to the unfavorable impact of foreign exchange. On a constant currency basis, European health care sales would have decreased approximately $3.7 million. The decrease in Europe consumer net sales for the six months ended December 31, 2015 was $10.7 million, or 4.0%, when compared to the six months ended December 31, 2014. The increase in multi-media net sales for the quarter ended December 31, 2015 was $9.8 million, or 232.2%, when compared to the quarter ended December 31, 2014. The increase in consumer and multi-media sales are primarily due to the acquisition of BP Media and Presentation Products acquisitions. In addition, foreign exchange unfavorably impacted the consumer sales by approximately $28.3 million. Sales associated with tobacco companies were down approximately $4.3 million due to tobacco legislation in Europe impacting the related customers. The Company does not have nor expect to have significant sales to tobacco customers in the future

Adjusted for acquisitions in fiscal 2015 European sales were $422.4 million in the six months ended December 31, 2015 compared to $478.7 million in the six months ended December 31, 2014, a decrease of $56.3 million. The decrease is principally from the impact of foreign exchange.

Asia

The increase in Asia net sales for the six months ended December 31, 2015 was $32.8 million, or 201.8%, when compared to the six months ended December 31, 2014. The largest impact on sales is due to the acquisition of ASG in November 2014 and the inclusion of its sales for the quarter.

The increase in Asia healthcare sales for the six months ended December 31, 2015 was $1.0 million, or 10.6%, when compared to the six months ended December 31, 2014. The increase in Asia consumer sales for the six months ended December 31, 2015 was $31.8 million, or 455.5% when compared to the six months ended December 31, 2014. The largest impact on sales is due to the acquisition of ASG in November 2014 and the inclusion of its sales for the six months ended December 31, 2015.

Adjusted for acquisitions in fiscal 2015 Asian sales were $49.0 million in the six months ended December 31, 2015 compared to $58.0 million in the six months ended December 31, 2014, a decrease of $9.0 million. The decrease is principally due to the discontinuance of sales from non-core customers obtained with the ASG acquisition.

Gross Profit

(Dollars in thousands)	Six months ended December 31,
	2015	2014
Net Sales	$888,408	$798,909
Cost of Goods Sold	693,342	634,192

Gross Margin	195,066	164,717

Gross Margin %	22.0%	20.6%

The gross margin for the six months ended December 31, 2015 increased when compared to the gross margin for the six months ended December 31, 2014 principally due to the inclusion of the sales from acquisitions for the entire period, as well as the favorable impact of integration programs and synergies realized from the merger with Chesapeake and the acquisition of ASG in November 2014. Gross margin percentage for the six months ended December 31, 2015 was 22.0%, an increase of 140 basis points compared to 20.6% for the six months ended December 31, 2014. The increase is reflecting the Company’s continuing facility improvement programs and realized synergies from acquisitions, offset by restructuring charges and plant closure of approximately $3.6 million.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended December 31, 2015 were $147.3 million, an increase of $25.2 million when compared to the prior period. The increase is principally due to stock compensation charges recorded in the quarter of $26.9 million associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering, offset by a reduction in transaction related expenses of approximately $1.8 million. Other than stock based and deferred compensation, and transaction related expenses, selling, general and administrative expenses for the six months ended December 31, 2015 were $117.9 million, an increase of $0.9 million when compared to the prior period. As a percentage of sales, excluding stock based and deferred compensation and transaction related expenses, these expenses were 13.3% for the six months ended December 31, 2015 as compared to 14.6% for the prior period. The reduction in this percentage is principally due to the benefit of reduced personnel costs associated with the integration of the acquired operations discussed above, offset by additional costs associated with operating as a public reporting company.

Plant Reorganization and Acquisition Synergies

As previously mentioned, the Company announced the closure of its plant in Melrose Park, Illinois, in September 2015. The operations have been discontinued in October, 2015 and the closure and return of the facility is anticipated to be complete in February 2016. In connection with the closure, the Company recorded restructuring expenses in the six months ended December 31, 2015. The Company leases the underlying facility on a month to month basis. The Company is continuing to monitor the decline in multi-media for reorganization opportunities, as well as our global footprint to optimize our scale and service offering to our customers. In the six months ended December 31, 2015, the Company realized $9.5 million of planned synergies related to acquisitions, with $2.5 million still expected to be realized in future quarters.

Other Income (Expense)

Other income (expense) is principally related to foreign currency gains and losses.

Interest expense for the six months ended December 31, 2015 was $34.7 million compared to $36.4 million for the quarter ended December 31, 2014. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans from the proceeds of the Company’s initial public offering and $25.0 million from the early payment of term notes during the second quarter, as well as reduced interest expense from the repricing of the Company’s European debt facilities in December 2014. This reduction was partially offset by the Company’s borrowing in November 2014 to fund the ASG transaction. Included in interest expense in the six months ended December 31, 2015 and 2014 are deferred finance fees and debt discount of approximately $2.2 million and $2.1 million, respectively.

In connection with the repayment of the Company’s debt, the Company recognized incremental amortization on the deferred financing and debt discount fees in the amount of $3.9 million as debt extinguishment charges for the six months ended December 31, 2015.

Income Taxes

Our effective income tax rates for the six months ended December 31, 2015 and the six months ended December 31, 2014, were 10.2% and 37.2%, respectively. For the six months ended December 31, 2015 the Company recorded a discrete benefit of $2.7 million as a result of the reduction in United Kingdom tax rates provided for in the UK Tax Act. The Company’s effective tax rate was principally impacted by the recording of non-deductible stock compensation expense in the six months ended December 31, 2015, as well as the mix and levels between U.S. and foreign earnings and the UK Tax Act.

Operating Income/Adjusted EBITDA

(Dollars in thousands)	Six months ended December 31,
	2015	2014
Operating Income (Loss)
North America	$9,297	$11,337
Europe	30,543	30,391
Asia	7,962	936

Total Operating Income (Loss)	$47,802	$42,664

Adjusted EBITDA
North America	$61,801	$47,207
Europe	74,360	70,669
Asia	10,441	1,754

Total Adjusted EBITDA	$146,602	$119,630

North America

North American operating income was $9.3 million and $11.3 million for the six months ended December 31, 2015 and December 31, 2014, respectively, and North American Adjusted EBITDA was $61.8 million and $47.2 million for the six months ended December 31, 2015 and

December 31, 2014, respectively. North American operating income was negatively impacted for the six months ended December 31, 2015 principally due to the recording of $18.5 million of stock compensation expense for North American employees associated with the Company’s initial public offering. The increases in operating income and Adjusted EBITDA from the prior year period are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above, enhanced by the Company’s plant improvement programs and integration activities for this transaction.

Europe

European operating income was $30.5 million and $30.4 million for the six months ended December 31, 2015 and December 31, 2014, respectively, and European Adjusted EBITDA was $74.3 million and $70.7 million for the six months ended December 31, 2015 and December 31, 2014, respectively. The income for the six months was negatively impacted due to the recording of $8.5 million of stock compensation expense for European employees associated with the Company’s initial public offering. The increase in operating income and Adjusted EBITDA from the prior year are principally due to the inclusion of the operating income from the acquisition of the Presentation Products and BluePrint discussed above, enhanced by the Company’s plant improvement programs, offset by unfavorable foreign exchange impacts.

Asia

Asian operating income was $7.9 million and $0.9 million for the six months ended December 31, 2015 and December 31, 2014, respectively, and Asian Adjusted EBITDA was $10.4 million and $1.8 million for the six months ended December 31, 2015 and December 31, 2014, respectively. The increases are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above.

Liquidity and Capital Resources

On July 1, 2015, the Company acquired the operations of BluePrint using $2.7 million, net of cash acquired of existing cash balances to fund the acquisition.

On October 7, 2015, the Company made a prepayment of $25.0 million of its British Pound Sterling denominated term debt from existing cash balances.

On October 27, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share. In connection with the offering, funds controlled by The Carlyle Group (“Carlyle”) and certain current and former employees, sold 1,000,000 common shares. The Company utilized $182.4 million of the offering net proceeds to reduce the Company’s first lien term loans. The underwriters also have exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn and Carlyle, at the public offering price. The Company did not receive any of the proceeds from the shares sold by selling shareholders.

Cash balances as of December 31, 2015 were $59.0 million. There were no amounts outstanding under our revolving credit facility. Total debt, net of cash, was $903.8 million including deferred debt discount of $15.1 million.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

	Six months ended December 31,
(Dollars in thousands)	2015	2014
Cash flow provided by operating activities	$62,816	$41,043
Cash flow used in investing activities	(26,068)	(147,009)
Cash flow provided by (used in) financing activities	(35,767)	122,219

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the six months ended December 31, 2015 increased by $21.8 million when compared to the prior period, principally due to the increase in Adjusted EBITDA as discussed above.

Cash flow provided by operating activities for the six months ended December 31, 2015 was $62.8 million. This is principally due to net income of $5.1 million, depreciation and amortization expense of $68.3 million and the recognition of non-cash stock compensation charges. These amounts were offset by net increases in working capital.

Cash flow provided by operating activities for the six months ended December 31, 2014 was $41.0 million. This is principally due to net income of $4.9 million and depreciation and amortization expense of $67.7 million. These amounts were offset by net increases in working capital.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the six months ended December 31, 2015 decreased by $120.9 million when compared to the prior period, principally due to the acquisition of ASG in the prior period.

Cash flow used in investing activities for the six months ended December 31, 2015 was $26 million. This is principally due to investments in property, plant and equipment of $24.5 million.

Cash flow used in investing activities for the six months ended December 31, 2014 was $147.0 million. This is principally due to the acquisition of ASG.

Cash Flow Provided by (Used in) Financing Activities

Cash flow provided by (used in) financing activities was $(35.8) million for the six months ended December 31, 2015 compared to $122.2 million for the six months ended December 31, 2014, a change of $158.0 million. The change is principally due to the lending activity in the prior year associated with the acquisition of ASG, and the early repayment of debt from available cash balances of $25.0 million in the current period (initial public offering proceeds were generally offset by the related payment of term loans).

Cash flow used in financing activities for the six months ended December 31, 2015 was $35.8 million. This is principally due to the net effect of proceeds from our initial public offering, offset by regular payments of short and long term debt, as well as a prepayment of long term debt from excess cash and offering proceeds.

Cash flow provided by financing activities for the six months ended December 31, 2014 was $122.2 million. This is principally due to the borrowing of $136.0 million to fund the acquisition of ASG.

Cash and Working Capital

Cash and cash equivalents were $59.0 million at December 31, 2015 as compared to $55.7 million at June 30, 2015. Cash of $44.5 million and $39.6 million is held outside of the United States at December 31, 2015 and June 30, 2015, respectively. Working capital was $236.4 million as compared to $207.6 million as of the same dates, respectively. The current ratio was 1.9 to one as compared to 1.7 to one as of the same dates respectively.

Contractual Obligations

During the three months ended December 31, 2015, the Company made voluntary prepayments of approximately $207.4 million on its term loans ($25.0 million on October 7, 2015 and approximately $182.4 million on October 29, 2015). These payments, along with the Company’s regularly scheduled payments, reduced the Company’s estimated total obligation under the term loans from $1,224.4 million as of June 30, 2015 to $925.7 million as of December 31, 2015. Estimated future payments on outstanding debt obligations are based on interest rates as of December 31, 2015. Actual cash flows may differ significantly due to changes in underlying estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Registration Statement on Form S-1.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.

ITEM 1A.	RISK FACTORS

There were no material changes during the three months ended December 31, 2015 to the Company’s risk factors as previously reported on the Company’s Registration Statement filed on form S-1, as filed with the SEC on October 19, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:

In connection with the internal reorganizational transactions that occurred prior to pricing of the initial public offering, the Company became the direct parent company of Multi Packaging Solutions Global Holdings Limited (“MPS Holdings”) by way of a 1-for-1 share-for-share exchange of shares of MPS Holdings for shares of the Company. This resulted in the number of common shares issued by the Company increasing from 2 common shares outstanding to 314,909,640 common shares outstanding. The issuance of the Company’s common shares were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a) (2) of the Securities Act as a transaction by an issuer not involving any public offering. Following the share-for-share exchange and prior to the initial public offering, a 5.08415-for-1 share split of the Company’s common shares was completed.

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

We used all our net proceeds from the offering to repay term debt and to pay related premiums and accrued and unpaid interest.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

ITEM 6.	Exhibits.

Exhibit No.	Description

*3.1	Amendment to the Memorandum of Association of Multi Packaging Solutions International Limited

*3.2	Amended and Restated Bye-laws of Multi Packaging Solutions International Limited

*4.1	Shareholders Agreement among Mustang Investment Holdings L.P., CEP III Chase S.à r.l. and Multi Packaging Solutions International Limited, dated October 21, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: February 11, 2016	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2016	By:	/s/ William H. Hogan
William H. Hogan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)