Form 10-Q
period 2016-03-31
Multi Packaging Solutions International Ltd
filed 2016-05-13
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

As of May 9, 2016, there were 77,452,946 common shares, $1.00 par value per share, outstanding.

Multi Packaging Solutions International Limited and subsidiaries

FOR THE THREE AND NINE MONTHS ENDED March 31, 2016

Part 1 ‒ Financial Information

ITEM 1.FINANCIAL STATEMENTS

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	March 31,	June 30,
	2016	2015
	(unaudited)
Current assets
Cash and cash equivalents	$46,551	$55,675
Accounts receivable, net	253,659	240,110
Inventories	161,831	171,836
Prepaid expenses and other current assets	28,147	26,892
Deferred income taxes	7,787	8,454
Total current assets	497,975	502,967

Property, plant and equipment
Land	55,345	58,316
Buildings and improvements	65,368	58,368
Machinery and equipment	387,955	373,639
Furniture and fixtures	15,513	13,056
Construction in progress	9,173	12,255
Total	533,354	515,634
Less: Accumulated depreciation	(136,434)	(86,691)
Total property, plant and equipment, net	396,920	428,943

Other assets
Intangible assets, net	367,041	419,733
Goodwill	474,030	474,901
Deferred financing costs, net	3,202	4,311
Deferred income taxes	13,247	14,568
Other assets	34,973	36,702
Total assets	$1,787,388	$1,882,125

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2016	2015
	(unaudited)
Current liabilities
Accounts payable	$163,067	$176,431
Payroll and benefits	37,958	51,606
Other current liabilities	38,254	46,097
Short-term foreign borrowings	4,559	3,488
Current portion of long-term debt	9,619	11,740
Income taxes payable	8,685	6,022
Total current liabilities	262,142	295,384

Long-term debt, less current portion	932,123	1,173,161
Deferred income taxes	86,144	93,061
Other long-term liabilities	31,500	31,829
Total liabilities	1,311,909	1,593,435

Shareholders’ equity
Authorized share capital – $1.00 par value, 1,000,000,000 shares authorized
Preference shares – no shares issued	—	—
Common shares – 77,452,946 and 61,939,432 issued and outstanding	77,453	61,939
Additional paid-in capital	469,688	278,695
Accumulated deficit	(36,492)	(45,365)
Accumulated other comprehensive loss	(38,061)	(13,287)
Total Multi Packaging Solutions International Limited shareholders’ equity	472,588	281,982
Noncontrolling interest	2,891	6,708
Total shareholders’ equity	475,479	288,690
Total liabilities and shareholders’ equity	$1,787,388	$1,882,125

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net sales	$399,184	$416,207	$1,287,592	$1,215,116

Cost of goods sold	312,437	331,877	1,005,779	966,069
Gross profit	86,747	84,330	281,813	249,047

Selling, general and administrative expenses
Selling, general and administrative expenses	60,259	63,069	178,149	180,052
Stock based and deferred compensation expense	104	517	27,064	1,403
Transaction related expenses	371	1,914	2,785	6,098
Total selling, general and administrative expenses	60,734	65,500	207,998	187,553

Operating income	26,013	18,830	73,815	61,494

Other (expense) income, net	(1,262)	9,100	(4,797)	10,643
Debt extinguishment charges	(64)	—	(3,931)	—
Interest expense	(14,896)	(17,631)	(49,641)	(54,042)
Total other expense, net	(16,222)	(8,531)	(58,369)	(43,399)

Income before income taxes	9,791	10,299	15,446	18,095

Income tax expense	(6,178)	(3,309)	(6,753)	(6,212)

Consolidated net income	3,613	6,990	8,693	11,883

Net (income) loss attributable to noncontrolling interest	170	(207)	180	(525)

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$3,783	$6,783	$8,873	$11,358

Net income attributable to shareholders of Multi Packaging Solutions International Limited per share:
Basic	$0.05	$0.11	$0.12	$0.18
Diluted	$0.05	$0.11	$0.12	$0.18

Weighted-average number of common shares outstanding:
Basic	77,452	61,939	71,076	61,939
Diluted	77,452	61,939	71,076	61,939

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	$(1,192)	$(12,718)	$(22,764)	$(52,831)
Adjustment on available-for-sale securities	111	127	89	114
Pension adjustments	(3,541)	(1,428)	(2,087)	(790)
Total other comprehensive loss	(4,622)	(14,019)	(24,762)	(53,507)

Comprehensive loss	(1,009)	(7,029)	(16,069)	(41,624)
Comprehensive loss attributable to non-controlling interests	—	(441)	(17)	(554)
Comprehensive loss attributable to shareholders of Multi Packaging Solutions International Limited	$(1,009)	$(7,470)	$(16,086)	$(42,178)

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance at June 30, 2015	61,939,432	$61,939	$278,695	$(45,365)	$(13,287)	$6,708	$288,690

Net income (loss)	—	—	—	8,873	—	(180)	8,693
Sale of 15,500,000 common shares, net of offering costs of $7,024	15,500,000	15,500	163,900	—	—	—	179,400
Stock compensation	13,514	14	26,030	—	—	—	26,044
Purchase of non-controlling interest	—	—	1,063	—	(12)	(3,637)	(2,586)
Other comprehensive income (loss)	—	—	—	—	(24,762)	—	(24,762)

Balance at March 31, 2016	77,452,946	$77,453	$469,688	$(36,492)	$(38,061)	$2,891	$475,479

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2016	2015
Operating Activities
Net income	$8,693	$11,883
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	55,825	58,085
Amortization expense	41,665	39,900
Amortization of deferred financing fees	3,102	3,350
Debt extinguishment charges	3,931	—
Deferred income taxes	(4,496)	(5,407)
Stock compensation	26,044	981
Unrealized foreign currency loss (gain)	2,818	(2,865)
Other	1,837	420
Change in assets and liabilities:
Accounts receivable	(11,887)	(12,962)
Inventories	5,231	13,336
Prepaid expenses and other current assets	355	(4,136)
Other assets	(7,201)	4,813
Accounts payable	(13,495)	(39,495)
Payroll and benefits	(13,110)	(2,111)
Other current liabilities	(10,010)	6,996
Income taxes payable	2,205	6,941
Other long-term liabilities	(2,590)	(14,508)
Net cash and cash equivalents provided by operating activities	88,917	65,221

Investing Activities
Additions to property, plant and equipment	(36,719)	(37,678)
Additions to intangible assets	(265)	(176)
Proceeds from sale of assets	2,616	5,962
Acquisitions of businesses, net of cash acquired	(10,685)	(137,783)
Net cash and cash equivalents used in investing activities	(45,053)	(169,675)

Financing Activities
Proceeds from initial public offering	186,424	—
Payments of offering costs	(7,024)	—
Proceeds from issuance of long-term debt	—	136,845
Proceeds from short-term borrowings	44,502	148,849
Payments on short-term borrowings	(43,755)	(151,394)
Payments on long-term debt	(235,627)	(12,592)
Deferred financing costs	—	(4,959)
Net cash and cash equivalents (used in) provided by financing activities	(55,480)	116,749

Effect of exchange rate changes on cash and cash equivalents	2,492	(673)
(Decrease) increase in cash and cash equivalents	(9,124)	11,622
Cash and cash equivalents—beginning	55,675	27,533
Cash and cash equivalents—ending	$46,551	$39,155

See notes to condensed consolidated financial statements.

Multi Packaging Solutions International Limited and subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

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

Stock-split and Initial Public Offering

On October 8, 2015, the Company’s board of directors approved and the Company executed a 1 for 5.08 reverse stock split of its common shares prior to completing its proposed initial public offering.  All share and per share data has been presented to reflect this reverse split.  On October 27, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share.  In connection with the offering, funds controlled by The Carlyle Group (“Carlyle”) and certain current and former employees, sold 1,000,000 common shares.  The underwriters also exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn (“Madison”) and Carlyle, at the public offering price, less the underwriting discount.  The Company did not receive any of the proceeds from the shares sold by Madison or Carlyle or from the exercise of the underwriters’ option.  The Company received net proceeds of $186,424 from the initial public offering.

Note 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements.  The condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2016 and 2015 and the statements of cash flows for the nine months ended March 31, 2016 and 2015 and statement of shareholders’ equity for the nine months ended March 31, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  The results for the three and nine months ended March 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2016 or for any future interim period.  The condensed consolidated balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements of the Company.  However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the fiscal year June 30, 2015, and notes thereto included in the Company’s Registration Statement filed on Form S-1.  There have been no material changes to the significant accounting policies previously disclosed in the Company’s Registration Statement filed on Form S-1.

Principles of Consolidation

The consolidated financial statements include the accounts of Multi Packaging Solutions International Limited and its controlled subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Newly Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  ASU No. 2015-16 is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within such annual period.  Early application is permitted for financial statements that have not been previously issued.  The Company has elected to early adopt the provisions of ASU No. 2015-16 at the end of the third quarter in fiscal 2016 (March 31, 2016).  The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718).  ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled.  It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within such annual period.  Early adoption is permitted, however all of guidance must be adopted in the same period under the transition requirements.  The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  ASU No. 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements.  Lease expenses will be recognized in the income statement in a manner similar to existing requirements.   The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods within such annual period, and must be adopted using a modified retrospective method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted.  The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU No. 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period.  The Company intends to adopt this new guidance, on a retrospective basis, in the fourth quarter of fiscal 2016.  The adoption of this guidance will impact the balance sheet classification of such assets and liabilities.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  ASU No. 2015-11 requires inventory measured using any method other than last-in, first out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market.  ASU No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and for interim periods within such annual period.  Early application is permitted.  The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2015-11.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments.  ASU No. 2015-03 must be applied retrospectively and is effective for annual reporting periods beginning after December 15,

2015 and for interim periods within such annual period.  Early application is permitted for financial statements that have not been previously issued.  In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU No. 2015-15 states that for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The Company expects to early adopt the provisions of ASU Nos. 2015-03 and 2015-15 at the end of fiscal 2016 (June 30, 2016).  The adoption of this new guidance will impact the balance sheet classification of such costs.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and for interim periods within such annual period, with early application prohibited for annual reporting periods beginning after December 15, 2016.  ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption.  The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

Note 3—Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable for unvested restricted stock, as calculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders—basic and diluted	$3,783	$6,783	$8,873	$11,358

Denominator:
Weighted average number of common shares outstanding—basic	77,452	61,939	71,076	61,939
Effect of unvested restricted stocks *	—	—	—	—
Weighted average number of common shares outstanding—diluted	77,452	61,939	71,076	61,939

Basic earnings per common share	$0.05	$0.11	$0.12	$0.18
Dilutive earnings per common share	$0.05	$0.11	$0.12	$0.18

*  The effect of unvested restricted stocks rounds in thousands to zero.

Note 4—Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting.  The results of operations of the acquisitions are included in the consolidated results from their respective dates of acquisition.  The purchase price of each acquisition is allocated to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values.

Chicago Paper Tube and Can Co.

On January 26, 2015, the Company completed the acquisition of Chicago Paper Tube & Can Co. (“CPT”).  The acquisition of CPT provides the Company with high-end, round rigid packaging capability in North America.  Consideration in the transaction consisted of cash totaling $8,189, net of cash acquired, and was funded from existing cash balances.  CPT’s operations, which are included in the North America operating segment, are not material to the Company’s consolidated financial statements.

BluePrint Media Limited

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”).  The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations.  In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases.  BluePrint had annual revenue of approximately $23,000 in its most recently completed year prior to the acquisition.  Consideration in the transaction consisted of cash totaling £1,587 (approximately $2,496 at the transaction date exchange rate), net of cash acquired.  The purchase price was funded from existing cash balances.  Subject to the provisions in the agreement, additional consideration of £1,000 (approximately $1,440 at current exchange rates) is payable on June 30, 2018.  Further consideration of 25% of the acquired businesses EBITDA, as defined in the share purchase agreement, for the three fiscal years ending June 30, 2018 is also payable to the sellers, subject to the achievement of a minimum EBITDA.  The Company has preliminarily estimated £1,500 (approximately $2,160 at current exchange rates) as the fair value of such contingent consideration which is subject to further refinement upon finalization of the purchase price allocation.  BluePrint’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

Presentation Products Group

On February 28, 2015, the Company acquired 100% of the outstanding Class A Common Units of Presentation Products Group (“Presentation Products”) for an aggregate purchase price of approximately $15,615 in cash.  The Company acquired Presentation Products to expand its manufacturing operations and sourcing expertise in rigid packaging.  Presentation’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

AGI Shorewood

On November 21, 2014, the Company acquired the Non-European Folding Carton and Lithographic Printing Business of AGI Global Holdings Coöperatief U.A. and the US Folding Carton and Lithographic Printing Business of Atlas AGI Holdings LLC (collectively, “ASG”) for an aggregate purchase price of approximately $133,794 in cash.  The purchase price was funded with borrowings under the Company’s Credit Agreement (see note 10).  The Company acquired ASG to further expand the Company’s global network and customer base.  The following table summarizes the components of the purchase price for ASG.

Assets
Cash and cash equivalents	$19,401
Accounts receivable	76,435
Inventories	32,851
Prepaid expenses and other current assets	6,142
Deferred income taxes	15,322
Property, plant and equipment	49,470
Other long-term assets	3,610
Less: Liabilities
Current liabilities	(62,869)
Other long-term liabilities	(6,568)

Purchase price	$133,794

Armstrong Packaging Limited

On July 8, 2014, the Company acquired 100% of Armstrong Packaging Limited (“Armstrong”) for an aggregate purchase price of approximately $12,747 in cash.  The Company acquired Armstrong to expand the Company’s global platform for luxury packaging, gift sets, travel retail, and commemorative editions.  Armstrong’s product development and rigid box manufacturing complements the Company’s existing manufacturing, creative design, project management, and global sourcing capabilities.  Armstrong’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

CD Cartondruck AG

The Company has contingent consideration relating to the June 9, 2011 purchase of CD Cartondruck AG (“Cartondruck”), of $2,317 payable on June 9, 2016.  The value of the contingent consideration is being recorded as future compensation expense on a straight-line basis over the period of a required employment agreement.  The contingent consideration is subject to satisfaction of certain employment contingencies.  The Company has a restricted cash balance in the amount of $2,080 as of March 31, 2016, which is recorded in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets.  The Company has a restricted cash balance at June 30, 2015 in the amount of $1,985, which is recorded in other assets on the accompanying condensed consolidated balance sheets.

Additionally, with the purchase of Cartondruck, there could also be an additional payment (the “Earnout”), which is based on the future performance of the acquired company.  The Earnout will be recorded as future compensation ratably over the period it becomes probable of achievement.  The Earnout ranges from $0 to $3,475 based on cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Share Purchase Agreement) achieved over a five-year period.  As of March 31, 2016 and June 30, 2015, the Company concluded the Earnout was not probable of achievement and, therefore, no amount has been recognized to date.

Note 5—Inventories

Inventories consisted of the following:

	As of	As of
	March 31, 2016	June 30, 2015
Raw materials	$51,873	$55,667
Work in progress	23,496	28,234
Finished goods	86,462	87,935
	$161,831	$171,836

Note 6—Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Carrying	Accumulated		Estimated Useful
As of March 31, 2016	Amount	Amortization	Net	Life (Years)
Customer relationships	$465,836	$(113,489)	$352,347	14
Developed technology	18,838	(7,884)	10,954	5
Photo library	1,360	(598)	762	5
Licensing agreements	3,554	(576)	2,978	4
Total	$489,588	$(122,547)	$367,041

	Gross Carrying	Accumulated		Estimated Useful
As of June 30, 2015	Amount	Amortization	Net	Life (Years)
Customer relationships	$479,778	$(78,457)	$401,321	14
Developed technology	19,907	(5,508)	14,399	5
Photo library	1,259	(403)	856	5
Licensing agreements	3,524	(367)	3,157	4
Total	$504,468	$(84,735)	$419,733

Amortization expense included in selling, general and administrative expenses was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Amortization of intangible assets	$13,557	$13,057	$41,665	$39,900

Note 7—Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  The Company tests goodwill for impairment annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of potential impairment exist.

Changes in the carrying amount of goodwill by segment for the nine months ended March 31, 2016 were as follows:

	North America	Europe	Asia	Total
Balance as of June 30, 2015	$250,784	$223,275	$842	$474,901
Acquisition activity	7,297	1,187	—	8,484
Translation adjustments	—	(9,347)	(8)	(9,355)
Balance as of March 31, 2016	$258,081	$215,115	$834	$474,030

Note 8—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$332	$—	$—	$332
Foreign currency contracts	—	47	—	47

Liabilities:
Interest rate swaps	—	3,624	—	3,624

As of June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$253	$—	$—	$253
Foreign currency contracts	—	57	—	57

Liabilities:
Interest rate swaps	—	2,988	—	2,988
Foreign currency contracts	—	34	—	34

Available for sale securities are reported at fair value based on quoted market prices.  The fair value of interest rate swaps and foreign currency contracts are based on pricing models that rely on market observable inputs such as yield curves, currency exchange rates and forward prices.

The Company maintains two amortizing interest rate swaps that mature in December 2017.  The swaps are being used to hedge the exposure to changes in the market LIBOR or EURIBOR rates.  At March 31, 2016, one of the swaps had a notional amount of £85,043 whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount.  The other swap had a notional amount of €98,037 whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR (Euro Interbank Offered Rate) on the amortizing notional amount.  As of March 31, 2016 and June 30, 2015, the swaps had a negative fair value of $3,624 and $2,988, respectively, which is included in other long-term liabilities in the condensed consolidated balance sheets.  The Company has not designated these interest rate swaps as effective hedges and, as such, the change in the fair value each period is recorded in other (expense) income, net.

Note 9—Other (Expense) Income, net

Other (expense) income, net is comprised of the following for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Loss on derivatives	$(752)	$(129)	$(935)	$(3,777)
Foreign currency (losses) gains	(510)	9,259	(3,850)	13,835
Other (loss) income	—	(30)	(12)	585
Other (expense) income, net	$(1,262)	$9,100	$(4,797)	$10,643

Note 10—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the nine months ended March 31, 2016 and 2015 is as follows:

	Foreign Currency
	Translation
	Adjustments and	Available for	Pension
	other	Sale Securities	Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other comprehensive income (loss) (a)	(22,764)	89	(2,087)	(24,762)
Other comprehensive income from noncontrolling interest due to the purchase of CD Cartondruck GmBH	(12)	—	—	(12)
Balance as of March 31, 2016	$(55,821)	$104	$17,656	$(38,061)

(a)	Includes $12,375 of unrealized foreign currency gains and losses related to intercompany foreign currency transactions that are of a long-term investment nature and a net investment hedge.

	Foreign Currency
	Translation	Available for	Pension
	Adjustments	Sale Securities	Adjustments	Total
Balance as of June 30, 2014	$5,919	$9	$6,963	$12,891
Other comprehensive income (loss)	(52,831)	114	(790)	(53,507)
Balance as of March 31, 2015	$(46,912)	$123	$6,173	$(40,616)

There were no amounts reclassified from accumulated other comprehensive income during the three and nine months ended March 31, 2016 and 2015.

Note 11—Income Taxes

For the three and nine months ended March 31, 2016 and 2015, the effective tax rates, which includes the impact of  discrete items, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Effective tax rate provision	63.1%	32.1%	43.7%	34.3%

Our effective tax rate differs from the US federal statutory income tax rate of 35.0%, due to the mix and levels between United States and foreign earnings.  Included in the nine months ended March 31, 2016 was a benefit of $2,703 related to a reduction in the enacted UK statutory tax rate and a release of a reserve of $348 related to uncertain income tax positions.  Excluding these discrete items, the effective tax rate for the three and nine months ended March 31, 2016 is higher than the statutory rate primarily due to non-deductible expenses, including stock compensation expense recorded in the current fiscal year to date.  Additionally, the effective tax rate is higher due to the impact of losses in certain jurisdictions for which valuation allowances are being recorded.

As of March 31, 2016 and June 30, 2015, the total liability for uncertain tax benefits, including accrued interest and penalties, was $2,279 and $2,794, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

As of March 31, 2016, the Company is under tax audit in Canada for 2012-2014 and Germany for 2009-2011.  In October 2015, the Mexican Tax Authorities concluded their audit of the 2008 and issued an assessment.  The Company has filed an appeal with the Mexican Tax Court.  The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners for the audits in Canada and the tax court case in Mexico.

During the nine months ended March 31, 2016 and 2015, cash paid for taxes was $10,036 and $4,106, respectively.

Note 12—Employee Benefit Plans

Defined Benefit Plans

The Company maintains a number of defined benefit pension plans for the benefit of its employees throughout the world, which vary depending on the conditions and practices in the countries concerned.  The principal defined benefit pension plan is the Field Group Pension Plan in the United Kingdom.  The assets of the plan are held in an external trustee-administered fund.  The Company also operates two further defined benefit pension plans in the United Kingdom (known as the Chesapeake pension plan and the GCM pension plan), as well as a number of defined benefit arrangements in France and Germany.  The defined benefit pension plans in the United Kingdom are funded while the French and German plans are mainly unfunded.  The benefits are based on a fixed rate of pay per year depending on the department worked in and function of the participant.  Charges to expense are based upon costs computed using actuarial assumptions.

For the three and nine months ended March 31, 2016 and 2015, the components of total periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Components of net periodic benefit costs:
Service cost	$924	$673	$2,865	$2,569
Interest cost	4,837	3,578	15,419	16,987
Expected return on plan assets	(5,745)	(4,598)	(18,315)	(19,670)
Net periodic cost (benefit)	$16	$(347)	$(31)	$(114)

Note 13—Indebtedness

Total borrowings outstanding are summarized as follows:

	As of	As of
	March 31, 2016	June 30, 2015
Short-term foreign borrowings	$4,559	$3,488

Term notes:
Dollar Tranche A Term Loan, due September 2020, net of discount	95,940	119,109
Dollar Tranche B Term Loans, due September 2020, net of discount	257,781	319,822
Dollar Tranche C Term Loans, due September 2020, net of discount	104,982	130,030
Sterling Term Loan, due September 2020, net of discount	129,569	219,933
Euro Term Loan, due September 2020, net of discount	151,169	189,831
Bonds Payable, due August 2021, net of discount	196,777	196,327
Other borrowings:
Foreign debt	4,440	8,049
Capital leases	1,084	1,800

Total borrowings outstanding	946,301	1,188,389

Less: short-term foreign borrowings and current portion of long-term debt, net of discount	(14,178)	(15,228)

Long-term debt, less current portion	$932,123	$1,173,161

As of March 31, 2016 and June 30, 2015, the fair value of the bonds payable, due August 2021, was $205,500 and $204,000, respectively, and the carrying value was $196,777 and $196,327, respectively. The bonds payable fair value was determined using quoted market prices (level 2).  The carrying amount of the Company’s other borrowings approximate their fair value.

During the nine months ended March 31, 2016, the Company made voluntary prepayments of $222,633 on our long term debt, in addition to the periodic principal repayments required under certain agreements.  At the time of the prepayments, the Company recognized incremental amortization on the deferred financing and debt discount fees as debt extinguishment charges totaling $3,931 for the nine months ended March 31, 2016.

The Company’s borrowing arrangements, including available borrowings under the Fourth Amendment to the Credit Agreement, are discussed further in the consolidated financial statements for the fiscal year June 30, 2015, and notes thereto included in the Company’s Registration Statement filed on Form S-1.  As of March 31, 2016 and June 30, 2015, the Company was in compliance with all associated covenants.

Note 14—Restructuring Related Costs

The Company previously announced its intention to reorganize and cease its operations in certain North American facilities.  Additionally, in the prior year, the Company recorded certain restructuring related severance costs primarily in Europe resulting from the integration of businesses subsequent to the merger with Chesapeake in February 2014.

The following is a summary of the activity with respect to the Company’s restructuring related costs.

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring related costs	2,536	1,733	4,269
Amounts paid	(2,294)	(2,106)	(4,400)
Balance at March 31, 2016	$498	$403	$901

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2014	$2,060	$2,250	$4,310
Restructuring related costs	5,490	—	5,490
Amounts paid	(6,575)	(1,228)	(7,803)
Balance at March 31, 2015	$975	$1,022	$1,997

These costs are primarily recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2016 and 2015.  Accrued restructuring related costs are included in other current liabilities on the condensed consolidated balance sheets.

Note 15—Commitments and Contingencies

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

Note 16—Related Party Transactions

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

Note 17—Stock Based Compensation

The Company recognized compensation expense related to awards under its stock based compensation plans as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Performance Based Units	$—	$—	$9,460	$—
2014 Equity Incentive Plan	—	376	16,352	982
Payroll taxes relating to stock based compensation	—	—	723	—
	—	376	26,535	982
2015 Incentive Award Plan	75	—	225	—
Other	29	141	304	421
Total	$104	$517	$27,064	$1,403

Performance Based Units

In connection with Carlyle’s acquisition of Chesapeake (refer to the Company’s Registration Statement filed on Form S-1), certain members of Chesapeake’s management were allowed to co-invest with Carlyle in an entity controlled by Carlyle that holds an investment in the Company.  At the time of the grant, those members of management that invested alongside Carlyle received a specified number of common shares, which were subject to a performance-based ratchet (the “Ratchet”).  Pursuant to the Ratchet, members of management’s ownership percentage could increase based on Chesapeake completing an “Exit” that resulted in a specified return on invested capital (“MOIC”) and internal rate of return (“IRR”) for certain investors.  An Exit is defined as the completion of a liquidating event, which includes the completion of an initial public offering (“IPO”).  Since a liquidity event, including an IPO, is generally not probable until it occurs, no compensation cost had been recognized in the financial statements through the initial public offering date.  On October 27, 2015, the Company completed its IPO (see Note 1) and accordingly the performance-based units vested and the Company recognized stock based compensation expense of approximately $9,460 during the nine months ended March 31, 2016.  The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Carlyle shares, less a lack of marketability discount rate due to the shares not being freely tradeable by the members of management.

2014 Equity Incentive Plan (Mustang Investment Holdings L.P.)

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for profits interests and restricted capital interests in Mustang Investment Holdings L.P. (“Holdings”) to be granted to directors, officers and employees of the Company.  During the three and nine months ended March 31, 2016 and 2015, Holdings did not issue any time-vesting profits interests or performance-vesting profits interests.  Time-vesting profits interests vested twenty percent per year on each of the first five anniversaries of August 15, 2013, as per the applicable award agreement.  All performance-vesting profits interests would vest based on Holdings’ principal investors obtaining various thresholds of an internal rate of return as defined in the 2014 Plan, which represents a performance condition.

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

The Company recognized compensation expense related to awards under the 2014 Plan as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Time vesting profit interests	$—	229	$5,569	599
Time vesting restricted capital interests	—	147	3,410	383
Performance-vesting profit interests	—	—	7,373	—
Total	$—	$376	$16,352	$982

2014 Plan—Profits Interests Valuation

As an input to the Black-Scholes model, and for valuation of the profits interest and restricted capital interest awards, the Company estimated the fair value of Holdings’ equity quarterly.  The Company relied on the results of a discounted cash flow analysis but also considered other widely recognized valuation models.  The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings, as well as upon estimates of an appropriate cost of capital.  A sensitivity analysis was performed in order to establish a narrow range of estimated fair values for the equity of Holdings.  The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined based on the guideline companies are applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the equity of Holdings.  After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the equity to be used in accounting for equity-based compensation.

The Company calculated the estimated fair value of each award as of the reporting date for each grant prior to the IPO using the Black–Scholes option valuation model.  There was no active market for Holdings’ equity.  Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publically traded companies in the printing industry.  The expected term of profits interests granted is derived from the output of the option valuation model and represents the period of time that profits interests granted are expected to be outstanding. The risk-free rate for periods within the life of the profits interests is based on the U.S. Treasury yield curve in effect at the time of grant.  During the three months ended March 31, 2015, the Company utilized 6.00 years as the expected term, 46.58% for its expected volatility, and 2.13% for the risk free rate of interest.  The Company does not expect to pay any dividends and the weighted average of profits interest was $4.77 per profit interest.  During the nine months ended March 31, 2015, the Company utilized 6.13 years as the expected term, 46.58% for its expected volatility, 2.13% for the risk free rate of interest, the Company does not expect to pay any dividends and the weighted average of profits interest was $4.77 per profit interest.  The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Holdings shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the profit interests in Holdings were converted on an equivalent share basis.  As of March 31, 2016, there are no profit interests outstanding.

As of March 31, 2016, there was no unearned compensation related to unvested profit interests.

2014 Plan—Restricted Capital Interests Valuation

For Restricted Capital Interests issued under the 2014 Plan the Company calculated the estimated fair value of each award using the Black-Scholes option valuation model that uses the assumptions described below and considers a lack of marketability discount.  There was no active market for Holdings’ equity. Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publicly traded companies in the printing industry. The Company uses historical data to estimate employee terminations within the valuation model. The expected term of restricted capital interests granted is derived from the output of the option valuation model and represents the period of time that restricted capital interests granted are expected to be outstanding. The risk-free rate for periods within the life of the restricted capital interests is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended March 31, 2015, the Company utilized 6.00 years as the expected term, 46.58% for its expected volatility, and 2.13% for the risk free rate of interest. The Company does not expect to pay any dividends and the weighted average of restricted capital interests was $4.77 per profit interest. During the nine months ended March 31, 2015, the Company utilized 6.13 years as the expected term, 46.58% for its expected volatility, 2.13% for the risk free rate of interest, the Company does not expect to pay any dividends and the weighted average of the restricted capital interest was $4.77 per restricted capital interest. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Holdings shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the restricted capital interests in Holdings were converted on an equivalent share basis. As of March 31, 2016, there are no restricted capital interests outstanding.  There were no restricted capital interests issued during the periods presented.

There was no unearned compensation related to unvested restricted capital interests at March 31, 2016.

2015 Incentive Award Plan

The Multi Packaging Solutions International Limited 2015 Incentive Award Plan (the “2015 Plan”) was adopted in October 2015 and provides for the grant of stock options, including incentive stock options and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash-based awards.  All awards under the 2015 Plan are granted pursuant to award agreements, which, together with the 2015 Plan, detail the terms and conditions of the awards, including any applicable vesting,  payment terms and post-termination exercise limitations.  Awards may be subject to performance criteria, which are determined by the Company’s Board of Directors (or a committee thereof), and that must be achieved in order for the awards to vest and/or be settled.  An aggregate of 9,000 common shares was initially made available for issuance under the 2015 Plan.

The Company compensates its independent board members for their services through an annual cash payment of $75 and an annual stock grant valued at $75, which is fully vested at the date of grant.  Additional cash compensation is given for service as chair of a committee of the Board of Directors.  The Company recorded expense of $225 for the nine months ended March 31, 2016 in connection with stock grants to three directors during the period.

Note 18—Segments

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net Sales
North America	$193,866	$204,671	$610,843	$542,141
Europe	184,492	192,096	606,876	637,285
Asia	20,826	19,440	69,873	35,690
Total Net Sales	$399,184	$416,207	$1,287,592	$1,215,116

Depreciation and Amortization
North America	$15,258	$16,074	$45,462	$45,809
Europe	15,261	15,440	49,000	50,506
Asia	933	891	3,028	1,670
Total Depreciation and Amortization	$31,452	$32,405	$97,490	$97,985

Operating Income
North America	$11,945	$6,551	$21,242	$17,888
Europe	12,303	11,785	42,846	42,176
Asia	1,765	494	9,727	1,430
Total Operating Income	$26,013	$18,830	$73,815	$61,494

Adjusted EBITDA *
North America	$26,581	$26,013	$88,382	$73,220
Europe	29,063	28,897	103,423	99,566
Asia	2,707	2,408	13,148	4,162
Total Adjusted EBITDA	$58,351	$57,318	$204,953	$176,948

* To supplement our financial information presented in accordance with GAAP, the Company uses EBITDA and Adjusted EBITDA (non-GAAP financial measures) to clarify and enhance an understanding of past performance.  The Company believes that the presentation of these financial measures enhances an investor’s understanding of our financial performance and that these financial measures are useful financial metrics to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business.  The Company also believes that these financial measures provide investors with a useful tool for assessing the comparability between periods of the ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.  These financial measures are used for business planning purposes and in measuring performance relative to that of competitors and the Company believe these financial measures are commonly used by investors.  However, our use of the terms EBITDA and Adjusted EBITDA may vary from that of others in the industry.  A reconciliation of these non-GAAP financial measures to the comparable GAAP financial measures is presented further below.

	For the Nine Months Ended
	March 31,
	2016	2015
Capital Expenditures
North America	$12,867	$13,436
Europe	18,846	22,976
Asia	5,006	1,266
Total Capital Expenditures	$36,719	$37,678

	As of March 31,	As of June 30,
	2016	2015
Total Assets
North America	$787,224	$915,601
Europe	931,467	866,214
Asia	68,697	100,310
Total Assets	$1,787,388	$1,882,125

The Company’s product offerings consist of print-based specialty packaging products across the consumer, healthcare and multi-media end markets. The Company produces similar products including labels, cartons, inserts and rigid packaging (the “Specific Products”) in all of the geographies it serves, and in all of the end markets it serves. These Specific Products represent one product line. The nature of a specific carton, label, insert or rigid package is similar from end market to end market and geography to geography. Oftentimes, the Specific Products sold to the customer are bundled, including both label and carton, or label, carton and insert or any combination thereof.  The following are summaries of gross sales estimated by product category and of net sales estimated by end markets for the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Premium Folding Cartons	$257,827	$260,285	$842,704	$781,171
Inserts	56,274	81,003	183,361	202,527
Labels	36,216	27,689	101,865	95,316
Rigid Packaging	23,181	23,485	89,104	45,072
Other Consumer Products	57,576	57,291	167,716	170,678
Total	431,074	449,753	1,384,750	1,294,764
Sales Reserves and Eliminations	(31,890)	(33,546)	(97,158)	(79,648)
Total Net Sales	$399,184	$416,207	$1,287,592	$1,215,116

Net Sales by category
Consumer	$199,578	$204,990	$659,664	$609,393
Healthcare	166,791	176,469	474,604	485,528
Multi-Media	32,815	34,748	153,324	120,195
Total Net Sales	$399,184	$416,207	$1,287,592	$1,215,116

The following is a reconciliation of EBITDA and Adjusted EBITDA to the comparable GAAP financial measures.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Consolidated net income	$3,613	$6,990	$8,693	$11,883
Depreciation and amortization	31,452	32,405	97,490	97,985
Interest expense	14,896	17,631	49,641	54,042
Income tax expense	6,178	3,309	6,753	6,212
EBITDA	56,139	60,335	162,577	170,122

Transaction costs	371	1,914	2,785	6,098
Stock based and deferred compensation	104	517	27,064	1,403
Debt extinguishment charges	64	—	3,931	—
Purchase accounting adjustments	255	1,171	878	2,024
Restructuring related costs	693	1,700	4,269	5,490
Loss on sale of fixed assets	236	237	598	645
Foreign currency (gains) losses	510	(9,259)	3,850	(13,835)
Other adjustments to EBITDA	(21)	703	(999)	5,001

Adjusted EBITDA	$58,351	$57,318	$204,953	$176,948

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated March 31 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Registration Statement Filed on Form S-1. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the interim unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report, as well as the Company’s Registration Statement. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

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

The healthcare market includes pharmaceutical, nutraceutical and healthcare related products. The consumer market includes cosmetics, personal care and toiletries, food, spirits, sporting goods, transaction and gift cards, confectionary, liquor and general consumer products. The multi-media market includes home video, software, music, video games and media related special packaging products.

Products are manufactured in 59  facilities located in the United States, Europe, Canada, Mexico and China. We also have strategic alliances with companies in Europe and China who outsource certain products and production activities. In some cases, we procure non-paperboard, paper or plastic products to include in special packaging project deliverables for our customers. Products are generally cartons, labels, inserts or other paper or paperboard packaging products.

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

Key Transactions

Acquisition of Chicago Paper Tube and Can

On January 26, 2016, we completed the acquisition of Chicago Paper Tube and Can (“CPT”). CPT provides the Company with high end round rigid packaging capability in North America. CPT had annual sales of approximately $5 million for the twelve months immediately prior to the date of acquisition.

Acquisition of BP Media

On July 1, 2015, we completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides us with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides us with an established sales presence in the media markets in Europe, which will enable us to serve the European needs of global media releases. BluePrint had annual sales of approximately $23 million for the twelve months immediately prior to the date of acquisition.

Acquisition of Presentation Products

On February 28, 2015, we completed the acquisition of Presentation Products (“Presentation”). The acquisition of Presentation complements the Company’s previously acquired rigid packaging operations. Presentation is a rigid specialty box manufacturer located in the United Kingdom and has import and China sourcing offices located in Hong Kong, China. Presentation specializes in high end consumer packaging with an emphasis in the spirits market. Presentation had annual sales of approximately $42 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition of ASG North American, Mexican and China Print and Packaging Operations

On November 21, 2014, we completed the acquisition of the North American and Asian print businesses of AGI Global Holdings Coöperatief U.A. and AGI Shorewood Group, US Holdings, LLC (collectively, “ASG”). The acquisition of ASG, a manufacturer of print and packaging in the United States, Canada, Mexico and China, expands our global network and customer base. ASG had annual sales of approximately $350 million for the twelve months ending immediately prior to the date of the acquisition.

Armstrong Packaging Limited

On July 8, 2014, we completed the acquisitions of Armstrong Packaging Limited (“Armstrong”).  Armstrong expanded the Company’s global platform for luxury packaging, gift sets, travel retail, and commemorative editions.  Armstrong’s product development and rigid box manufacturing complements the Company’s existing manufacturing, creative design, project management, and global sourcing capabilities.  Armstrong had annual sales of approximately $15 million for the twelve months ending immediately prior to the date of the acquisition.

Acquisition Accounting

All of the transactions described above were accounted for using the acquisition method of accounting. Accordingly, in all cases the assets and liabilities of the acquired or merged entities were recorded at fair value as of the respective closing dates and the results of operations of the entities are included in our results of operations from the date of closing.

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

Operational Restructurings

We regularly evaluate our operating facilities in our geographic segments in order to share best practices, ensure logistics that serve customers are appropriate and maximize our operating efficiencies. In connection with these evaluations, we have closed certain facilities in recent periods. The Company previously announced the closure of the former ASG facility located in Melrose Park, Illinois on September 1, 2015, and the closure was completed in February 2016.  In addition to the restructuring expense recorded in September, the Company incurred duplicative costs associated with the transfer of Melrose Park work to other facilities, and as such recorded incremental restructuring expense in the nine months ended March 31, 2016 of approximately $0.8 million.

We have successfully integrated our acquisitions, have achieved our original synergy targets, and will continue to optimize our operations over the next several quarters.  For example, in May 2016, we have announced the intention to relocate our Stuttgart, Germany business and are working with the European Works Councils to this end. We expect to consolidate this facility into other existing facilities in Germany in order to better serve our customers and gain operational efficiencies. Our plans also include evaluating several other opportunities over the next few quarters in order to maximize the efficiency of our global manufacturing footprint. In connection with these plans, the Company expects to record $5 million of restructuring and closure cost charges over the next four quarters.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

The table below presents our results of operations for the respective periods.

	Three Months Ended
	March 31,
(amounts in thousands)	2016	2015
Net sales	$399,184	$416,207

Cost of goods sold	312,437	331,877
Gross profit	86,747	84,330

Selling, general and administrative expenses
Selling, general and administrative expenses	60,259	63,069
Stock based and deferred compensation expense	104	517
Transaction related expenses	371	1,914
Total selling, general and administrative expenses	60,734	65,500

Operating income	26,013	18,830

Other (expense) income, net	(1,262)	9,100
Debt extinguishment charges	(64)	—
Interest expense	(14,896)	(17,631)
Total other expense, net	(16,222)	(8,531)

Income before income taxes	9,791	10,299

Income tax expense	(6,178)	(3,309)

Consolidated net income	3,613	6,990

Net (income) loss attributable to noncontrolling interest	170	(207)

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$3,783	$6,783

Net Sales

The decrease in net sales for the three months ended March 31, 2016 was $17.0 million, or 4.1%, when compared to the three months ended March 31, 2015.  Net sales were unfavorably impacted by foreign currency changes of $13.3 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. These decreases were partially offset by increased sales due to the acquisitions of CPT, BluePrint and Presentation, which were acquired in January 2016, July 2015 and February 2015, respectively. The Company expects the remainder of this fiscal year will continue to have impacts from foreign exchange when results are compared to the prior year period, although to a lesser extent.

Net sales adjusted for these acquisitions had they been included since the beginning of the prior year period, were $426.3 million for the three months ended March 31, 2015 as compared to $399.4 million for the three months ended March 31, 2016.  This change in net sales of $26.9 million is primarily attributable to the foreign exchange impact noted previously, as well as a reduction in general multi-media sales of $7.7 million and a decline in two consumer products companies’ sales of approximately $8.1 million.  These decreases were partially offset by general net increases throughout the remaining customer portfolio.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	For the Three Months Ended
	March 31,
(amounts in thousands)	2016	2015
North America
Consumer	$87,926	$88,696
Healthcare	76,977	82,212
Multi-Media	28,963	33,763
	$193,866	$204,671

Europe
Consumer	$96,691	$102,803
Healthcare	83,949	88,308
Multi-Media	3,852	985
	$184,492	$192,096

Asia
Consumer	$14,961	$13,491
Healthcare	5,865	5,949
	$20,826	$19,440

Total	$399,184	$416,207

North America

The decrease in North America net sales for the three months ended March 31, 2016 was $10.8 million, or 5.3%, when compared to the three months ended March 31, 2015. This decrease was primarily the result of a decrease in healthcare sales of  $5.2 million, or 6.4%, and a decrease in multi-media sales of  $4.8 million, or 14.2%, when comparing the current period net sales to the prior year period. The decrease is principally due to the previously mentioned decline in net sales for two consumer product companies, the elimination of certain non-core businesses from the acquired operations of ASG and to a lesser extent, foreign exchange of approximately $2.3 million related to our Canada and Mexico subsidiaries.  These decreases were partially offset by the inclusion of net sales for CPT in the current period as the business was acquired in January 2016.

Europe

The decrease in Europe net sales for the three months ended March 31, 2016 was $7.6 million, or 4.0%, when compared to the three months ended March 31, 2015, principally due to the unfavorable impact of foreign exchange of $10.1 million offset partially by the sales from the acquired businesses in this segment, BluePrint and Presentation, acquired in July 2015 and February 2015, respectively.

The decrease in Europe consumer net sales for the period was $6.1 million, or 5.9%, when compared to the prior year period, primarily due to the unfavorable impact of foreign exchange and a reduction in sales of approximately $3.7 million associated with tobacco companies due to the impact of tobacco legislation in the UK.  The Company does not have nor expect to have significant future sales to tobacco customers that have been impacted by the UK legislation.  Such sales are approximately $14.1 million in the most recently completed 12 months. The decrease in Europe healthcare sales for the period ended March 31, 2016 was $4.4 million, or 4.9%, when compared to the prior year period, which was principally related to unfavorable foreign currency exchange impacts. On a constant currency basis, European healthcare sales remained relatively flat. The increase in Europe multi-media net sales for the period was $2.9 million, or 291.1%, when compared to the prior year period, which was primarily due to the BluePrint acquisition.

Adjusted for the aforementioned acquisitions that impacted the Europe segment, Europe pro forma net sales were $185.1 million in the three months ended March 31, 2016 compared to $200.5 million in the three months ended March 31, 2015. The decrease is principally from the impact of foreign exchange and the reduction of sales due to the impact of tobacco legislation in Europe.

Asia

The increase in Asia net sales for three months ended March 31, 2016 was $1.4 million, or 7.1%, when compared to the three months ended March 31, 2015. The increase in Asia consumer sales for the period was $1.5 million, or 10.9%, when compared to the prior year period. Asia healthcare sales for the period were essentially flat at $5.9 million, as increased sales in local currency were offset by unfavorable foreign currency exchange impacts.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net sales	$399,184	$416,207
Cost of goods sold	312,437	331,877
Gross profit	$86,747	$84,330
Gross profit %	21.7%	20.3%

Gross profit for the three months ended March 31, 2016 increased when compared to the gross profit for the three months ended March 31, 2015 principally due to the favorable impact of integration programs and synergies realized from the merger with Chesapeake in February 2014 and the acquisition of ASG in November 2014. Gross profit percentage for the three months ended March 31, 2016 was 21.7%, an increase of 140 basis points compared to 20.3% for the three months ended March 31, 2015. The increase reflects the Company’s continuing facility improvement programs and realized synergies from acquisitions, offset partially by restructuring and related charges of approximately $0.7 million recorded in the period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2016 were $60.7 million, a decrease of $4.8 million when compared to the prior period. This decrease includes a reduction in transaction related expenses of $1.5 million. Other than stock based and deferred compensation, and transaction related expenses, selling, general and administrative expenses for the three months ended March 31, 2016 were $60.3 million, a decrease of $2.8 million when compared to the prior period. As a percentage of net sales excluding these items,  such expenses were 15.1% for the three months ended March 31, 2016 as compared to 15.2% for the prior period. The reduction in these expenses is principally due to the benefit of reduced personnel costs associated with the integration of the acquired operations discussed above, offset by approximately $0.6 million of additional costs incurred in the current period associated with operating as a public reporting company.

Other (Expense) Income

Other (expense) income is principally related to foreign currency gains and losses and the change in fair value of the Company’s derivate instruments.

Interest expense for the three months ended March 31, 2016 was $14.9 million compared to $17.6 million for the three months ended March 31, 2015. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans from the proceeds of the Company’s initial public offering and $40.0 million from the voluntary early  partial repayment of term loans during the period. Included in interest expense in the three months ended March 31, 2016 and 2015 is amortization of deferred finance fees and debt discount of $0.9 million and $1.3 million, respectively.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2016 and 2015, was 63.1% and 32.1%, respectively, and is recorded based upon our annual estimated effective tax rate. The Company’s annual estimated effective tax rate for the current fiscal year of 43.7% is principally impacted by non-deductible stock compensation expense, and to a lesser extent, the mix of expected income by taxable jurisdiction.

Operating Income/Adjusted EBITDA*

	Three Months Ended
	March 31,
(amounts in thousands)	2016	2015
Operating Income
North America	$11,945	$6,551
Europe	12,303	11,785
Asia	1,765	494
Total	$26,013	$18,830

Adjusted EBITDA
North America	$26,581	$26,013
Europe	29,063	28,897
Asia	2,707	2,408
Total	$58,351	$57,318

* To supplement our financial information presented in accordance with GAAP, the Company uses Adjusted EBITDA (non-GAAP financial measures) to clarify and enhance an understanding of past performance.  The Company believes that the presentation of this financial measure enhances an investor’s understanding of our financial performance and is a  useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business.  The Company also believes that this financial measure provides investors with a useful tool for assessing the comparability between periods of the ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures.  This financial measure is used for business planning purposes and in measuring performance relative to that of competitors and the Company believes this financial measure is commonly used by investors.  However, our use of the term Adjusted EBITDA may vary from that of others in the industry.  A reconciliation of this non-GAAP financial measure to the comparable GAAP financial measure is presented in Note 18 to the unaudited condensed consolidated financial statements included elsewhere in this report.

North America

North America operating income was $12.0 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively, and North America Adjusted EBITDA was $26.6 million and $26.0 million for the three months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 6.2% and 3.2% for the three months ended March 31, 2016 and 2015, respectively.  The increases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are primarily due to the Company’s plant improvement programs and integration activities following the acquisition of ASG in November 2014, which favorably impacted the segment’s operating results.  Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company are included in the North America segment.

Europe

Europe operating income was $12.3 million and $11.8 million for the three months ended March 31, 2016 and 2015, respectively, and Europe Adjusted EBITDA was $29.1 million and $28.9 million for the three months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 6.7% and 6.1% for the three months ended March 31, 2016 and 2015, respectively.  The increases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are principally due to the inclusion of the operating income from the acquisitions of BluePrint and Presentation, as well as the Company’s plant improvement programs, which was partially offset by unfavorable foreign exchange impacts.

Asia

Asia operating income was $1.8 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, and Asia Adjusted EBITDA was $2.7 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 8.5% and 2.5% for the three months ended March 31, 2016 and 2015, respectively.  The increases are principally due to the impact of integration activities in this segment following the ASG acquisition in November 2014.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015.

The table below presents our results of operations for the respective periods.

	Nine Months Ended
	March 31,
(amounts in thousands)	2016	2015
Net sales	$1,287,592	$1,215,116

Cost of goods sold	1,005,779	966,069
Gross profit	281,813	249,047

Selling, general and administrative expenses
Selling, general and administrative expenses	178,149	180,052
Stock based and deferred compensation expense	27,064	1,403
Transaction related expenses	2,785	6,098
Total selling, general and administrative expenses	207,998	187,553

Operating income	73,815	61,494

Other (expense) income, net	(4,797)	10,643
Debt extinguishment charges	(3,931)	—
Interest expense	(49,641)	(54,042)
Total other expense, net	(58,369)	(43,399)

Income before income taxes	15,446	18,095

Income tax expense	(6,753)	(6,212)

Consolidated net income	8,693	11,883

Net (income) loss attributable to noncontrolling interest	180	(525)

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$8,873	$11,358

Net Sales

The increase in net sales for the nine months ended March 31, 2016 was $72.5 million, or 6.0%, when compared to the nine months ended March 31, 2015. The increase is due to the inclusion of sales from the acquired operations of CPT, BluePrint, Presentation and ASG, which were acquired in January 2016, July 2015, February 2015 and November 2014, respectively. Net sales were unfavorably impacted by foreign currency changes, principally from translation differences, which resulted in reduced net sales of $71.2 million as compared to the prior year period. The Company expects the remainder of this fiscal year will continue to have impacts from foreign exchange when results are compared to the prior year period, although to a lesser extent.

Net sales adjusted for the acquisitions referenced above had they been included since the beginning of the prior year period, were $1.43 billion for the nine months ended March 31, 2015 as compared to $1.29 billion for the nine months ended March 31, 2016.  This decrease in net sales of $137.9 million is primarily attributable to the foreign exchange impact noted previously, as well as a reduction in general multi-media sales of $44.4 million, a decline in sales from two consumer products companies of approximately $31.2 million, the lower than anticipated sales related to a toy project of approximately $20.4 million (of which $12.4 million is included in the general multi-media sales reduction) and to a lesser extent the elimination of certain non-core businesses from the acquired operations of ASG.  These decreases were partially offset by general net sales increases throughout the remaining customer portfolio.

We operate our business in the following operating segments, which are grouped based on geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	For the Nine Months Ended
	March 31,
(amounts in thousands)	2016	2015
North America
Consumer	$255,513	$221,729
Healthcare	219,889	205,426
Multi-Media	135,441	114,986
	$610,843	$542,141

Europe
Consumer	$350,391	$367,188
Healthcare	238,602	264,888
Multi-Media	17,883	5,209
	$606,876	$637,285

Asia
Consumer	$53,760	$20,476
Healthcare	16,113	15,214
	$69,873	$35,690

Total	$1,287,592	$1,215,116

Sales in local currency for the nine months ended March 31, 2016 were higher than the prior year period due to the acquisition of ASG, and to a lesser extent the acquisitions of BluePrint and Presentation. The acquisition of ASG in November 2014 increased consumer, healthcare and multi-media sales due to that acquisition serving those end markets.  However, overall sales trends in multi-media are expected to continue to decline and absent the acquisition activity, would have declined. Multi-media sales are declining due to the change in delivery systems towards digital delivery via downloads or online and pay-per-view systems. Our sales are reflective of the overall trend in the multi–media end market. Sales related to acquired businesses are evaluated as to profitability and optimization of manufacturing facility and if they are core to the Company’s ongoing business strategy. As a result, the Company may exit a  business that was not profitable or not core to its overall business, and can move manufacturing to facilities that optimize the manufacturing efficiency.

North America

The increase in North America net sales for the nine months ended March 31, 2016 was $68.7 million, or 12.7%, when compared to the nine months ended March 31, 2015. The increase in North America consumer net sales for the period was $33.8 million, or 15.2%, when compared to the prior year period.  The increase in North America healthcare sales for the period was $14.5 million, or 7.0%, when compared to the prior year period. The increase in North America multi-media sales for the period was $20.5 million, or 17.8%, when compared to the prior year period. All of these increases are primarily a result of the ASG acquisition completed in November 2014. ASG had a majority of its business operations in North America.

Adjusted for the aforementioned acquisitions that impacted the North America segment, North America pro forma net sales were $609.6 million in the nine months ended March 31, 2016 compared to $667.8 million for the nine months ended March 31, 2015. The decrease is principally due to the previously mentioned decline in net sales for two consumer product companies, foreign exchange of approximately $11.3 million related to our Canada and Mexico subsidiaries, and the toy project discussed above.

Although North America multi-media sales increased by $20.5 million for the nine months ended March 31, 2016 when compared to the nine months ended March 31, 2015, this increase was principally due to the inclusion of the sales from the acquired ASG operations for the full nine months in the current period as compared to only approximately four months in the prior year period. The acquired ASG operations were integrated immediately upon acquisition and, as a result, it is not possible to isolate the portion of revenues attributable to the ASG operations. However, had the ASG acquisition not occurred, multi-media sales would have declined for the nine months ended March 31, 2016.

Europe

The decrease in Europe net sales for the nine months ended March 31, 2016 was $30.4 million, or 4.8%, when compared to the nine months ended March 31, 2015, principally due to the unfavorable impact of foreign exchange of $58.1 million partially offset by the sales from the acquired businesses, BluePrint and Presentation, acquired in July 2015 and February 2015, respectively.

The decrease in Europe consumer net sales for the period was $16.8 million, or 4.6%, when compared to the prior year period.  Net sales associated with tobacco companies decreased approximately $11.0 million due to tobacco legislation in the UK impacting the related customers. The Company does not have nor expect to have significant future sales to tobacco customers that have been impacted by the UK legislation. Such sales are approximately $14.1 million in the most recently completed 12 months. The decrease in Europe healthcare net sales for the period was $26.3 million, or 9.9%, when compared to the prior year period, primarily due to the unfavorable impact of foreign exchange. The increase in multi-media net sales for the period was $12.7 million, or 243.3%, when compared to the prior year period. The increase in multi-media net sales is primarily due to the acquisitions of BluePrint and Presentation.

Adjusted for the aforementioned acquisitions that impacted the Europe segment, Europe pro forma net sales were $607.2 million in the nine months ended March 31, 2016 compared to $679.2 million in the nine months ended March 31, 2015, a decrease of $72.1 million. The decrease is principally from the impact of foreign exchange.

Asia

The increase in Asia net sales for the nine months ended March 31, 2016 was $34.2 million, or 95.8%, when compared to the nine months ended March 31, 2015. The increase in Asia consumer net sales for the period was $33.3 million, or 162.6% when compared to the prior year period.  The increase in Asia healthcare net sales for the period was $0.9 million, or 5.9%, when compared to the prior year period. The overall increase in Asia net sales is primarily the result of the acquisition of ASG in November 2014 and the inclusion of its net sales for the period.

Adjusted for the ASG acquisition in the prior year, Asia pro forma net sales were $78.1 million in the nine months ended March 31, 2015, a decrease of $8.2 million when compared to the current year period. The decrease is principally due to the discontinuance of sales from non-core customers obtained with the ASG acquisition.

Gross Profit

	Nine Months Ended
	March 31,
(Dollars in thousands)	2016	2015
Net sales	$1,287,592	$1,215,116
Cost of goods sold	1,005,779	966,069
Gross profit	$281,813	$249,047
Gross profit %	21.9%	20.5%

Gross profit for the nine months ended March 31, 2016 increased when compared to the gross profit for the nine months ended March 31, 2015 principally due to the inclusion of the sales from acquisitions for the entire period, as well as the favorable impact of integration programs and synergies realized from the merger with Chesapeake in February 2014 and the acquisition of ASG in November 2014. Gross profit percentage for the nine months ended March 31, 2016 was 21.9%, an increase of 140 basis points compared to 20.5% for the nine months ended March 31, 2015. The increase reflects the Company’s continuing facility improvement programs and realized synergies from acquisitions, offset by restructuring and related charges of approximately $4.5 million recorded in the period.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended March 31, 2016 were $208.0 million, an increase of $20.4 million when compared to the prior period. The increase is principally due to an increase of $25.7 million in stock based and deferred compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering in October 2015.  This was partially offset by a reduction in transaction related expenses of $3.3 million. Excluding stock based and deferred compensation and transaction related expenses, selling, general and administrative expenses for the nine months ended March 31, 2016 were $178.2 million, a decrease of $1.9 million when compared to the prior year period. As a percentage of net sales excluding these items, such expenses were 13.8% for the nine months ended March 31, 2016 as compared to 14.8% for the prior period, a favorable decrease of 100 basis points. The reduction in these expenses is principally due to the benefit of reduced personnel costs associated with the integration of the acquired operations discussed above, offset by approximately $1.3 million of additional costs incurred in the current period associated with operating as a public reporting company.

Other (Expense) Income

Other (expense) income is principally related to foreign currency gains and losses and the change in fair value of the Company’s derivative instruments.

Interest expense for the nine months ended March 31, 2016 was $49.6 million compared to $54.0 million for the nine months ended March 31, 2015. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans from the proceeds of the Company’s initial public offering and $40.0 million from the voluntary early partial repayment of term loans during the period.  Additionally, interest expense reduced as a result of the favorable repricing of the Company’s European debt facilities in December 2014. This reduction was partially offset by the Company’s borrowing in November 2014 to fund the ASG transaction. Included in interest expense in the nine months ended March 31, 2016 and 2015 is amortization of deferred finance fees and debt discount of $3.1 million and $3.4 million, respectively.

In connection with the repayment of the Company’s debt, the Company recognized incremental amortization on the deferred financing and debt discount fees in the amount of $3.9 million as debt extinguishment charges for the nine months ended March 31, 2016.

Income Taxes

Our effective income tax rate for the nine months ended March 31, 2016 and 2015, was 43.7% and 34.3%, respectively. For the nine months ended March 31, 2016 the Company recorded a discrete benefit of $2.7 million as a result of the enacted reduction in the future United Kingdom tax rates and the associated impact on the Company’s net deferred tax liabilities. The Company’s effective tax rate was principally impacted by non-deductible stock compensation expense, and to a lesser extent, the mix of income by taxable jurisdiction.

Operating Income/Adjusted EBITDA

	Nine Months Ended
	March 31,
(amounts in thousands)	2016	2015
Operating Income
North America	$21,242	$17,888
Europe	42,846	42,176
Asia	9,727	1,430
Total	$73,815	$61,494

Adjusted EBITDA
North America	$88,382	$73,220
Europe	103,423	99,566
Asia	13,148	4,162
Total	$204,953	$176,948

North America

North America operating income was $21.2 million and $17.9 million for the nine months ended March 31, 2016 and 2015, respectively, and North America Adjusted EBITDA was $88.4 million and $73.2 million for the nine months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 3.5% and 3.3% for the nine months ended March 31, 2016 and 2015, respectively. North America operating income was negatively impacted for the nine months ended March 31, 2016 due to the recording of $18.5 million of stock compensation expense for North American employees associated with the Company’s initial public offering.  Excluding this charge, operating income as a percentage of net sales was 6.5% for the nine months ended March 31, 2016. The increases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above, as well as the Company’s plant improvement programs and integration activities for this transaction which favorably impacted the segment’s operating results.  Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company are included in the North America segment.

Europe

Europe operating income was $42.8 million and $42.2 million for the nine months ended March 31, 2016 and  2015, respectively, and Europe Adjusted EBITDA was $103.4 million and $99.6 million for the nine months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 7.1% and 6.6% for the nine months ended March 31, 2016 and 2015, respectively. Europe operating income for the nine months ended March 31, 2016 was negatively impacted due to the recording of $8.5 million of stock compensation expense for European employees associated with the Company’s initial public offering. Excluding this charge, operating income as a percentage of net sales was 8.5% for the nine months ended March 31, 2016. The increases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are principally due to the inclusion of the operating income from the acquisitions of BluePrint and Presentation, as well as the Company’s plant improvement programs, which was partially offset by unfavorable foreign exchange impacts.

Asia

Asia operating income was $9.7 million and $1.4 million for the nine months ended March 31, 2016 and 2015, respectively, and Asia Adjusted EBITDA was $13.1 million and $4.2 million for the nine months ended March 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 13.9% and 4.0% for the nine months ended March 31, 2016 and 2015, respectively. The increases in operating income, Adjusted EBITDA and operating margin are principally due to the inclusion of the operating income resulting from the acquisition of the ASG businesses discussed above.

Liquidity and Capital Resources

At March 31, 2016 and June 30, 2015, the Company had cash and cash equivalents of $46.6 million and $55.7 million, respectively, of which $38.1 million and $39.6 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the Company’s business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the Company’s current intent to indefinitely reinvest the earnings of its subsidiaries in those respective jurisdictions and its current plans do not demonstrate a need to repatriate them to the parent company. If these funds were needed for the Company’s operations in other jurisdictions, it may be required to record and pay significant income taxes to repatriate these funds to the parent company. Additionally, local government regulations may restrict the Company’s ability to move cash balances to meet cash needs under certain circumstances. The Company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

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

As of March 31, 2016, we had $48.8 million in borrowing capacity under our U.S. dollar revolving credit facility, net of $1.2 million of outstanding letters of credit) and £50.0 million ($72.0 million as of March 31, 2016) in borrowing capacity available under our Pounds Sterling revolving credit facility.  As of March 31, 2016 and June 30, 2015, total debt, net of cash, was $899.8 million and $1.13 billion, respectively. Working capital was $235.8 million as compared to $207.6 million and the current ratio was 1.9 to one as compared to 1.7 to one as of the same dates, respectively.

We believe that our cash on hand at March 31, 2016, as well as projected cash flows from operations and availability under our Credit Agreement are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures, and the other cash requirements for at least the next twelve months. Additionally, we expect that the potential sale of the underlying assets or funds generated from operations will be sufficient to cover the cash requirements related to the aforementioned intention to create centers of excellence in Germany.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

	Nine Months Ended
	March 31,
(amounts in thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$88,917	$65,221
Investing activities	(45,053)	(169,675)
Financing activities	(55,480)	116,749
Effect of exchange rate changes	2,492	(673)
Net (decrease) increase in cash and cash equivalents	$(9,124)	$11,622

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the nine months ended March 31, 2016 increased by $23.7 million when compared to the prior year period, principally due to the increase in Adjusted EBITDA as discussed above.  The increase in net income and other non-cash items was $33.1 million in the current period as compared to the prior year period.  This increase was partially offset by a net increase in the change in working capital accounts of $9.4 million as compared to the prior year period.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the nine months ended March 31, 2016 decreased by $124.6 million when compared to the prior year period, principally due to the acquisition of ASG in the prior year period.

Cash flow used in investing activities for the nine months ended March 31, 2016 was $45.1 million,  principally related to current period capital expenditures of $36.7 million and the acquisitions of BluePrint and CPT in the current period. Cash flow used in investing activities for the nine months ended March 31, 2015 was $169.7 million,  principally related to the acquisition of ASG, and also capital expenditures totaling $37.7 million.

Cash Flow (Used in) Provided by Financing Activities

Cash flow used in financing activities was $55.5  million for the nine months ended March 31, 2016 compared to cash flow provided by financing activities of $116.7 million for the nine months ended March 31, 2015, a change of $172.2 million. The change is principally due to the lending activity in the prior year period associated with the acquisition of ASG, and the early repayment of debt from available cash balances of $40.0 million in the current period (initial public offering proceeds were generally offset by the related payment of term loans).

Contractual Obligations

During the nine months ended March 31, 2016, the Company made voluntary prepayments of approximately $222.6 million on its term loans. These payments, along with the Company’s regularly scheduled payments, reduced the Company’s estimated total obligation under the term loans from $1,224.4 million as of June 30, 2015 to $896.3 million as of March 31, 2016. Estimated future payments on outstanding debt obligations are based on interest rates as of March 31, 2016. Actual cash flows may differ significantly due to changes in underlying estimates.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on an ongoing basis.  The Company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes during the first nine months of fiscal 2016 to the items disclosed as Significant Accounting Policies and Critical Accounting Estimates in the Company’s Registration Statement filed on Form S-1.

Impact of Recently Issued Accounting Standards

See Note 2 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks previously disclosed in our financial statements and notes included in the Company’s Registration Statement on Form S-1.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are from time to time party to legal proceedings that arise in the ordinary course of business.  We are not involved in any litigation other than that which has arisen in the ordinary course of business.  We do not expect that any currently pending lawsuits will have a material effect on us.

ITEM  1A.RISK FACTORS

There were no material changes to the Company’s risk factors as previously reported on the Company’s Registration Statement filed on Form S-1, as filed with the SEC on October 19, 2015.

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

ITEM 6.EXHIBITS

See the Exhibit Index following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: May 13, 2016	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ William H. Hogan
William H. Hogan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Offer Letter dated January 5, 2016 between the Company and Ross Weiner (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith