Form 10-Q
period 2016-09-30
Multi Packaging Solutions International Ltd
filed 2016-11-09
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No  ☒

As of November 4, 2016, there were 77,452,946 common shares, $1.00 par value per share, outstanding.

Multi Packaging Solutions International Limited and subsidiaries

FOR THE THREE MONTHS ENDED September 30, 2016

Part 1 ‒ Financial Information

ITEM 1.FINANCIAL STATEMENTS

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	September 30,	June 30,
	2016	2016
	(unaudited)
Current assets
Cash and cash equivalents	$50,573	$44,769
Accounts receivable, net	262,303	237,179
Inventories	162,097	165,617
Prepaid expenses and other current assets	27,136	30,742
Total current assets	502,109	478,307

Property, plant and equipment
Land	51,237	52,093
Buildings and improvements	68,447	65,827
Machinery and equipment	399,347	393,206
Furniture and fixtures	16,223	15,580
Construction in progress	13,876	12,689
Total	549,130	539,395
Less: Accumulated depreciation	(176,510)	(155,700)
Total property, plant and equipment, net	372,620	383,695

Other assets
Intangible assets, net	323,297	340,858
Goodwill	462,488	464,714
Deferred income taxes	7,107	7,210
Other assets	35,446	32,806
Total assets	$1,703,067	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2016	2016
	(unaudited)
Current liabilities
Accounts payable	$175,398	$171,935
Payroll and benefits	33,122	36,977
Other current liabilities	37,093	40,892
Current portion of long-term debt	6,916	7,307
Income taxes payable	6,043	4,489
Total current liabilities	258,572	261,600

Long-term debt, less current portion	897,380	900,516
Deferred income taxes	71,636	72,625
Other long-term liabilities	28,804	29,955
Total liabilities	1,256,392	1,264,696

Shareholders’ equity
Authorized share capital – $1.00 par value, 1,000,000,000 shares authorized
Preference shares – no shares issued	—	—
Common shares – 77,452,946 issued and outstanding	77,453	77,453
Additional paid-in capital	470,612	469,698
Accumulated deficit	(29,984)	(43,233)
Accumulated other comprehensive loss	(72,663)	(63,290)
Total Multi Packaging Solutions International Limited shareholders’ equity	445,418	440,628
Noncontrolling interest	1,257	2,266
Total shareholders’ equity	446,675	442,894
Total liabilities and shareholders’ equity	$1,703,067	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Net sales	$407,825	$459,051

Cost of goods sold	323,481	359,710
Gross profit	84,344	99,341

Selling, general and administrative expenses
Selling, general and administrative expenses	56,334	58,312
Transaction related expenses	284	350
Total selling, general and administrative expenses	56,618	58,662

Operating income	27,726	40,679

Other income (expense), net	2,937	(3,635)
Interest expense	(14,642)	(18,729)
Total other expense, net	(11,705)	(22,364)

Income before income taxes	16,021	18,315

Income tax expense	(3,152)	(5,231)

Consolidated net income	12,869	13,084

Net loss (income) attributable to noncontrolling interest	380	(77)

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$13,249	$13,007

Net income attributable to shareholders of Multi Packaging Solutions International Limited per share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

Weighted-average number of common shares outstanding:
Basic	77,453	61,939
Diluted	77,453	61,939

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	$(8,868)	$(9,692)
Adjustment on available-for-sale securities	(16)	(17)
Pension adjustments	(489)	792
Total other comprehensive loss	(9,373)	(8,917)

Comprehensive income	3,496	4,090
Comprehensive loss (income) attributable to non-controlling interests	380	(12)
Comprehensive income attributable to shareholders of Multi Packaging Solutions International Limited	$3,876	$4,078

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance at June 30, 2016	77,452,946	$77,453	$469,698	$(43,233)	$(63,290)	$2,266	$442,894

Net income (loss)	—	—	—	13,249	—	(380)	12,869
Stock compensation	—	—	285	—	—	—	285
Purchase of non-controlling interest	—	—	629	—	—	(629)	—
Other comprehensive loss	—	—	—	—	(9,373)	—	(9,373)

Balance at September 30, 2016	77,452,946	$77,453	$470,612	$(29,984)	$(72,663)	$1,257	$446,675

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2016	2015
Operating Activities
Net income	$12,869	$13,084
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	16,729	19,247
Amortization expense	12,712	14,064
Amortization of deferred financing fees	946	1,221
Deferred income taxes	(158)	(697)
Stock compensation	285	(414)
Unrealized foreign currency (gain) loss	(2,184)	1,183
Other	(341)	1,255
Change in assets and liabilities:
Accounts receivable	(26,406)	(29,546)
Inventories	2,409	933
Prepaid expenses and other current assets	3,660	(859)
Other assets	(3,595)	(4,496)
Accounts payable	4,985	15,724
Payroll and benefits	(3,836)	(348)
Other current liabilities	(3,823)	(101)
Income taxes payable	1,527	3,957
Other long-term liabilities	(715)	(1,188)
Net cash and cash equivalents provided by operating activities	15,064	33,019

Investing Activities
Additions to property, plant and equipment	(6,645)	(12,321)
Additions to intangible assets	(34)	(28)
Proceeds from sale of assets	45	325
Acquisitions of businesses, net of cash acquired	—	(2,749)
Net cash and cash equivalents used in investing activities	(6,634)	(14,773)

Financing Activities
Proceeds from short-term borrowings	—	26,483
Payments on short-term borrowings	—	(24,965)
Payments on long-term debt	(2,874)	(4,094)
Net cash and cash equivalents used in financing activities	(2,874)	(2,576)

Effect of exchange rate changes on cash and cash equivalents	248	3,934
Increase in cash and cash equivalents	5,804	19,604
Cash and cash equivalents—beginning	44,769	55,675
Cash and cash equivalents—ending	$50,573	$75,279

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

Stock-split and Initial Public Offering

On October 8, 2015, the Company’s board of directors approved and the Company executed a 1 for 5.08 reverse stock split of its common shares prior to completing its proposed initial public offering. All share and per share data has been presented to reflect this reverse split. On October 22, 2015, the Company completed its initial public offering of 16,500,000 common shares at a price of $13.00 per share. In connection with the offering, funds controlled by The Carlyle Group (“Carlyle”) and certain current and former employees, sold 1,000,000 common shares (which was included in the 16,500,000 common shares). The underwriters also exercised their rights to purchase an additional 2,475,000 common shares from certain of the selling shareholders, including investment funds controlled by Madison Dearborn (“Madison”) and Carlyle, at the public offering price, less the underwriting discount. The Company did not receive any of the proceeds from the shares sold by Madison or Carlyle, certain current and former employees, or from the exercise of the underwriters’ option. The Company received proceeds of $186,424 from the initial public offering, of which $182,414 was used to repay outstanding borrowings under the Company’s Term Loans, with the remaining amount used to pay a portion of the total offering costs of $7,024.

On June 8, 2016, a secondary offering was completed, and Madison and Carlyle sold 10,000,000 common shares. The underwriters also exercised their rights to purchase an additional 1,500,000 common shares from the selling shareholders. The Company did not receive any of the proceeds from the secondary offering.

Note 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2016 and 2015 and the statements of cash flows for the three months ended September 30, 2016 and 2015 and statement of shareholders’ equity for the three months ended September 30, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three months ended September 30, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017 or for any future interim period. The condensed consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements of the Company. However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the fiscal year June 30, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Multi Packaging Solutions International Limited and its controlled subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In September 2016, the Company acquired a portion of the remaining noncontrolling interest in one of its subsidiaries, MPS Denver, LLC (“Denver”) for a nominal amount. The transaction was accounted for as an acquisition of noncontrolling interest and included in the statement of stockholders’ equity. As of September 30, 2016, the Company owns 80% of the outstanding ownership interests in Denver.

Newly Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within such annual period. Early adoption is permitted, however all of guidance must be adopted in the same period under the transition requirements. The Company elected to early adopt the provisions of ASU No. 2016-09 as of July 1, 2016, which is the beginning of the current fiscal year. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations. The Company elected to account for forfeitures when they occur.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Additionally, in May 2016, the FASB issued ASU 2016-12,  Revenue from contracts with customers (Topic 606): Narrow-scope improvements and practical expedients, which contains certain provisions and practical expedients in response to identified implementation issues. The guidance is effective for annual reporting periods beginning after December 15, 2017 and for interim periods within such annual period, with early application prohibited for annual reporting periods beginning after December 15, 2016. Either full retrospective or modified retrospective adoption is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

	Three Months Ended
	September 30,
	2016	2015
Numerator:
Net income available to common shareholders—basic and diluted	$13,249	$13,007

Denominator:
Weighted average number of common shares outstanding—basic	77,453	61,939
Effect of unvested restricted stock and restricted stock units *	—	—
Weighted average number of common shares outstanding—diluted	77,453	61,939

Basic earnings per common share	$0.17	$0.21
Dilutive earnings per common share	$0.17	$0.21

* The effect of unvested restricted stock and restricted stock units for the three months ended September 30, 2016 was not material.

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

Chicago Paper Tube and Can Co.

On January 26, 2015, the Company completed the acquisition of Chicago Paper Tube & Can Co. (“CPT”). The acquisition of CPT provides the Company with high-end, round rigid packaging capability in North America. Consideration for the transaction consisted of cash totaling $8,189, net of cash acquired, and was funded from existing cash balances. CPT’s operations, which are included in the North America operating segment, are not material to the Company’s consolidated financial statements.

BluePrint Media Limited

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases. BluePrint had annual revenue of approximately $23,000 in its most recently completed year prior to the acquisition. Consideration in the transaction consisted of cash totaling £1,587 (approximately $2,496 at the transaction date exchange rate), net of cash acquired. The purchase price was funded from existing cash balances. Subject to the provisions in the agreement, additional consideration of £1,000 (approximately $1,301 at current period-end exchange rates) is payable on June 30, 2018. Further consideration of 25% of the acquired business’s EBITDA, as defined in the share purchase agreement, for the three fiscal years ending June 30, 2018 is also payable to the sellers, subject to the achievement of a minimum EBITDA. The Company estimated £944 (approximately $1,228 at current period-end exchange rates) as the fair value of such contingent consideration as of the acquisition date. There were no material changes to the fair value of the contingent consideration between the acquisition date and September 30, 2016. BluePrint’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

Note 5—Inventories

Inventories consisted of the following:

	As of	As of
	September 30, 2016	June 30, 2016
Raw materials	$53,527	$52,964
Work in progress	28,490	28,806
Finished goods	80,080	83,847
	$162,097	$165,617

Note 6—Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Carrying	Accumulated		Weighted Average
As of September 30, 2016	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$444,464	$(132,801)	$311,663	20
Developed technology	17,249	(8,893)	8,356	5
Photo library	1,431	(737)	694	5
Licensing agreements	3,364	(780)	2,584	20
Total	$466,508	$(143,211)	$323,297

	Gross Carrying	Accumulated		Weighted Average
As of June 30, 2016	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$450,505	$(122,540)	$327,965	20
Developed technology	17,746	(8,256)	9,490	5
Photo library	1,396	(667)	729	5
Licensing agreements	3,372	(698)	2,674	20
Total	$473,019	$(132,161)	$340,858

Amortization expense included in selling, general and administrative expenses was as follows:

	Three Months Ended
	September 30,
	2016	2015
Amortization of intangible assets	$12,712	$14,064

Note 7—Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of potential impairment exist.

Changes in the carrying amount of goodwill by segment for the three months ended September 30, 2016 were as follows:

	North America	Europe	Asia	Total
Balance as of June 30, 2016	$258,081	$205,804	$829	$464,714
Translation adjustments	—	(2,226)	—	(2,226)
Balance as of September 30, 2016	$258,081	$203,578	$829	$462,488

Note 8—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$245	$—	$—	$245
Foreign currency contracts	—	406	—	406

Liabilities:
Interest rate swaps	—	2,977	—	2,977
Foreign currency contracts	—	371	—	371
Contingent consideration	—	—	1,228	1,228

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$261	$—	$—	$261
Foreign currency contracts	—	435	—	435

Liabilities:
Interest rate swaps	—	3,573	—	3,573
Foreign currency contracts	—	323	—	323
Contingent consideration	—	—	1,265	1,265

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

The Company maintains two amortizing interest rate swaps that mature in December 2017. The swaps are being used to hedge the exposure to changes in the market London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”). At September 30, 2016 and June 30, 2016, one of the swaps had a notional amount of £84,390 and £84,608 respectively, whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount. The other swap had a notional amount of €97,285 and €97,786, respectively, whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR on the amortizing notional amount. As of September 30, 2016 and June 30, 2016, the swaps had a negative fair value of $2,977 and $3,573, respectively, which is included in other long-term liabilities in the condensed consolidated balance sheets. The Company has not designated these interest rate swaps as effective hedges and, as such, the change in the fair value each period is recorded in other income (expense), net.

In connection with the acquisition of BluePrint in July 2015, payment of a portion of the purchase price is contingent upon the achievement of certain operating results (see Note 4). The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimate of this obligation includes numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. Other than translation adjustments, there were no changes in the balance of the contingent consideration during the three months ended September 30, 2016.

Note 9—Other Income (Expense), net

Other income (expense), net is comprised of the following for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	2015

Gain (loss) on derivatives	$497	$(755)
Foreign currency gains (losses)	2,440	(2,877)
Other	—	(3)
Other income (expense), net	$2,937	$(3,635)

Note 10—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the three months ended September 30, 2016 and 2015 is as follows:

	Foreign Currency
	Translation
	Adjustments and	Available for	Pension
	other	Sale Securities	Adjustments	Total
Balance as of June 30, 2016	$(77,428)	$32	$14,106	$(63,290)
Other comprehensive income (loss) (a)	(8,868)	(16)	(489)	(9,373)
Balance as of September 30, 2016	$(86,296)	$16	$13,617	$(72,663)

(a)	Includes $1,832 of unrealized foreign currency gains and losses related to intercompany foreign currency transactions that are of a long-term investment nature and a net investment hedge.

	Foreign Currency
	Translation	Available for	Pension
	Adjustments	Sale Securities	Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other comprehensive income (loss)	(9,633)	(17)	792	(8,858)
Balance as of September 30, 2015	$(42,678)	$(2)	$20,535	$(22,145)

There were no amounts reclassified from accumulated other comprehensive income during the three months ended September 30, 2016 and 2015.

Note 11—Income Taxes

For the three months ended September 30, 2016 and 2015, the effective tax rates which includes the impact of discrete items, were as follows:

	Three Months Ended
	September 30,
	2016	2015
Effective tax rate provision	19.7%	28.6%

Our effective tax rate differs from the US federal statutory income tax rate of 35.0%, due to the mix and levels between United States and foreign earnings. Included in the three months ended September 30, 2016 was a benefit of $778 related to a reduction in the enacted UK statutory tax rate and an expense of $619 related to the finalization of a state audit. Excluding these discrete items, the effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate primarily due to the mix of earnings. This includes the forecasted tax benefit primarily in the United States resulting from debt extinguishment charges recorded in October 2016 (see Note 19, Subsequent Events).

As of September 30, 2016 and June 30, 2016, the total liability for uncertain tax benefits, including accrued interest and penalties, was $2,030 and $2,106, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

In October 2015, the Mexican Tax Authorities concluded their audit of the 2008 tax year and issued an assessment. The Company has filed an appeal with the Mexican Tax Court. The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners for the audits in Canada and the tax court case in Mexico.

During the three months ended September 30, 2016 and 2015, cash paid for taxes was $2,028 and $2,891, respectively.

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

For the three months ended September 30, 2016 and 2015, the components of total periodic benefit costs were as follows:

	Three Months Ended
	September 30,
	2016	2015
Components of net periodic benefit (benefit) cost:
Service cost	$892	$898
Interest cost	3,924	6,048
Expected return on plan assets	(5,026)	(6,806)
Net periodic (benefit) cost	$(210)	$140

Note 13—Indebtedness

Total borrowings outstanding are summarized as follows:

	As of	As of
	September 30, 2016	June 30, 2016
Term Loans, due September 2020
Dollar Tranche A Term Loan	$94,546	$94,851
Dollar Tranche B Term Loan	255,084	255,909
Dollar Tranche C Term Loan	104,885	105,223
Sterling Term Loan	114,538	118,379
Euro Term Loan	148,110	146,744
Less: discount and issuance costs	(12,034)	(12,868)
Total Term Loans, net of discount and issuance costs	705,129	708,238

Notes Payable, due August 2021, net of discount and issuance costs	196,902	196,743

Other borrowings:
Foreign debt	1,804	2,137
Capital leases	461	705

Total borrowings outstanding	904,296	907,823

Less: short-term foreign borrowings and current portion of long-term debt, net of discount and issuance costs	(6,916)	(7,307)

Long-term debt, less current portion	$897,380	$900,516

As of September 30, 2016 and June 30, 2016, the fair value of the notes payable, due August 2021, was $212,750 and $209,000, respectively, and the carrying value was $196,902 and $196,743, respectively. The bonds payable fair value was determined using quoted market prices (level 2). The carrying amount of the Company’s other borrowings approximate their fair value.

The Company’s borrowing arrangements, including available borrowings under the Fourth Amendment to the Credit Agreement, are discussed further in the consolidated financial statements for the fiscal year June 30, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K. As of September 30, 2016 and June 30, 2016, the Company was in compliance with all associated covenants.

Refer to Note 19, Subsequent Events, for further descriptions of certain transactions related to the Company’s indebtedness that occurred in October 2016.

Note 14—Restructuring Related Costs

The Company previously announced the closure of the former ASG facility located in Melrose Park, Illinois in September 2015, and the closure was completed in February 2016. In May 2016, the intention to relocate the Stuttgart, Germany business was announced and in August 2016, the intention to close the Bradford, United Kingdom was announced. The following is a summary of the activity with respect to the Company’s restructuring related costs, which are principally related to these items.

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2016	$3,476	$299	$3,775
Restructuring related costs	2,802	66	2,868
Amounts paid	(485)	(169)	(654)
Other (principally foreign currency translation)	24	—	24
Balance at September 30, 2016	$5,817	$196	$6,013

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring related costs	1,548	1,278	2,826
Amounts paid	(247)	(109)	(356)
Balance at September 30, 2015	$1,557	$1,945	$3,502

These costs are primarily recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2016 and 2015. Accrued restructuring related costs are included in other current liabilities on the condensed consolidated balance sheets.

The total restructuring related costs for the three months ended September 30, 2016 were principally recorded in the Europe segment, while the total restructuring related costs for the three months ended September 30, 2015 were principally recorded in the North America segment.

Note 15—Commitments and Contingencies

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

In connection with the Company entering into that certain Fifth Amendment to Credit Agreement and Third Incremental Joinder as more fully described in Note 19, certain affiliates of Carlyle hold approximately $55,000 principal amount of the Company’s outstanding debt obligations under the Incremental Term Loan (as defined in Note 19), Euro Term Loan and Sterling Term Loan.

Note 17—Stock Based Compensation

The Company recognized compensation expense, or (reduction of expense), related to awards under its stock based compensation plans as follows:

	Three Months Ended		Fiscal Year Ended
	September 30,		June 30,
	2016	2015	2016
Performance Based Units	$—	$—	$9,460
2014 Equity Incentive Plan	—	(414)	16,352
Payroll taxes relating to stock based compensation	—	—	723
	—	(414)	26,535
2015 Incentive Award Plan	285	—	234
Total	$285	$(414)	$26,769

Performance Based Units

In connection with Carlyle’s acquisition of Chesapeake, certain members of Chesapeake’s management were allowed to co-invest with Carlyle in an entity controlled by Carlyle that holds an investment in the Company. At the time of the grant, those members of management that invested alongside Carlyle received a specified number of common shares, which were subject to a performance-based ratchet (the “Ratchet”). Pursuant to the Ratchet, members of management’s ownership percentage could increase based on Chesapeake completing an “Exit” that resulted in a specified return on invested capital (“MOIC”) and internal rate of return (“IRR”) for certain investors. An Exit is defined as the completion of a liquidating event, which includes the completion of an initial public offering (“IPO”). Since a liquidity event, including an IPO, is generally not probable until it occurs, no compensation cost had been recognized in the financial statements through the initial public offering date. On October 22, 2015, the Company completed its IPO (see Note 1) and accordingly the performance-based units vested and the Company recognized stock based compensation expense of approximately $9,460 at that time. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Carlyle shares, less a lack of marketability discount rate due to the shares not being freely tradeable by the members of management.

2014 Equity Incentive Plan (Mustang Investment Holdings L.P.)

The 2014 Equity Incentive Plan (the “2014 Plan”) provides for profits interests and restricted capital interests in Mustang Investment Holdings L.P. (“Holdings”) to be granted to directors, officers and employees of the Company. During fiscal 2016, Holdings did not issue any time-vesting profits interests or performance-vesting profits interests. Time-vesting profits interests vested twenty percent per year on each of the first five anniversaries of August 15, 2013, as per the applicable award agreement. All performance-vesting profits interests would vest based on Holdings’ principal investors obtaining various thresholds of an internal rate of return as defined in the 2014 Plan, which represents a performance condition.

Since the profits interests issued under the 2014 Plan are for interests in Holdings, which is outside of the consolidated group, the value of the profits interests was marked to market at each of the Company’s reporting periods. On October 22, 2015, the Company completed its IPO and in connection with the IPO the performance-vesting profits interests vested and the Company accelerated the vesting of the time-vesting profits interest.

The Company recognized compensation expense, or (reduction of expense), related to awards under the 2014 Plan as follows:

	Three Months Ended	Fiscal Year Ended
	September 30, 2015	June 30, 2016
Time vesting profits interests	$(275)	5,569
Time vesting restricted capital interests	(139)	3,410
Performance-vesting profits interests	—	7,373
Total	$(414)	$16,352

2014 Plan—Profits Interests Valuation

As an input to the Black-Scholes model, and for valuation of the profits interests and restricted capital interest awards, the Company estimated the fair value of Holdings’ equity quarterly. The Company relied on the results of a discounted cash flow analysis but also considered other widely recognized valuation models. The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of the Company and Holdings, as well as upon estimates of an appropriate cost of capital. A sensitivity analysis was performed in order to establish a narrow range of estimated fair values for the equity of Holdings. The market approach consists of identifying a set of guideline public companies. Multiples of historical and projected earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined based on the guideline companies are applied to Holdings’ EBITDA in order to establish a range of estimated fair value for the equity of Holdings. After considering all of these estimates of fair value, the Company then determines a single estimated fair value of the equity to be used in accounting for equity-based compensation.

The Company calculated the estimated fair value of each award as of the reporting date for each grant prior to the IPO using the Black–Scholes option valuation model. There was no active market for Holdings’ equity. Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publicly traded companies in the printing industry. The expected term of profits interests granted is derived from the output of the option valuation model and represents the period of time that profits interests granted are expected to be outstanding. The risk-free rate for periods within the life of the profits interests is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended September 30, 2015, the Company utilized 4.26 years as the expected term, 41.0% for its expected volatility, and 1.2% for the risk free rate of interest. The Company does not expect to pay any dividends and the weighted average of profits interest was $10.54 per profits interest. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Holdings shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the profits interests in Holdings were converted on an equivalent share basis. As of June 30, 2016, there are no profits interests outstanding, nor is there any unearned compensation related to unvested profits interests.

2014 Plan—Restricted Capital Interests Valuation

For restricted capital interests issued under the 2014 Plan the Company calculated the estimated fair value of each award using the Black-Scholes option valuation model that uses the assumptions described below and considers a lack of marketability discount. There was no active market for Holdings’ equity. Therefore, as a substitute for Holdings’ volatility, the Company elected to use the historical volatility of various publicly traded companies in the printing industry. The Company uses historical data to estimate employee terminations within the valuation model. The expected term of restricted capital interests granted is derived from the output of the option valuation model and represents the period of time that restricted capital interests granted are expected to be outstanding. The risk-free rate for periods within the life of the restricted capital interests is based on the U.S. Treasury yield curve in effect at the time of grant. During the three months ended September 30, 2015, the Company utilized 4.26 years as the expected term, 41.0% for its expected volatility, and 1.2% for the risk free rate of interest. The Company does not expect to pay any dividends and the weighted average of restricted capital interests was $11.23 per capital interest. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Holdings shares less a lack of marketability discount rate due to the shares not being freely tradeable.

At the time of the Company’s IPO all the restricted capital interests in Holdings were converted on an equivalent share basis. As of June 30, 2016, there are no restricted capital interests outstanding, nor is there any unearned compensation related to unvested restricted capital interests.

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

A summary of the restricted stock and restricted stock unit activity for the three months ended September 30, 2016 is as follows:

	Number Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value (per share)
Non-vested as of June 30, 2016	171,854	$13.41
Granted	466,110	$13.72
Non-vested as of September 30, 2016	637,964	$13.63

The Company recorded expense of $285 for the three months ended September 30, 2016 in connection with stock grants under the 2015 Plan. As of September 30, 2016, $8,400 of unrecognized stock-based compensation expense related to non-vested restricted stock awards under the 2015 Incentive Award Plan is expected to be recognized over a weighted-average period of 2.9 years.

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

The Company, including its Chief Operating Decision Maker, evaluates performance based on several factors, of which the primary financial measure is Adjusted EBITDA. Adjusted EBITDA is defined as segment net income before income taxes, interest, depreciation, amortization, restructuring, transaction, stock-based compensation and certain other costs that do not relate to the segment’s ongoing operations. A reconciliation of Adjusted EBITDA to consolidated net income is provided in the tables below. Inter-segment sales and transfers, which were not material, are accounted for as if the sales or transfers were to third parties, at current market prices.

	Three Months Ended
	September 30,
	2016	2015
Net Sales
North America	$189,300	$215,532
Europe	195,673	221,413
Asia	22,852	22,106
Total Net Sales	$407,825	$459,051

Depreciation and Amortization
North America	$14,211	$15,490
Europe	14,269	17,058
Asia	961	763
Total Depreciation and Amortization	$29,441	$33,311

Operating Income
North America	$9,727	$14,342
Europe	16,115	23,223
Asia	1,884	3,114
Total Operating Income	$27,726	$40,679

Adjusted EBITDA
North America	$25,297	$32,262
Europe	31,826	40,791
Asia	2,933	4,143
Total Adjusted EBITDA	$60,056	$77,196

	Three Months Ended
	September 30,
	2016	2015
Capital Expenditures
North America	$3,817	$5,553
Europe	2,389	4,004
Asia	439	2,764
Total Capital Expenditures	$6,645	$12,321

	As of September 30,	As of June 30,
	2016	2016
Total Assets
North America	$748,704	$754,418
Europe	883,664	883,361
Asia	70,699	69,811
Total Assets	$1,703,067	$1,707,590

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

	Three Months Ended
	September 30,
	2016	2015
Premium Folding Cartons	$269,216	$311,621
Inserts	60,976	65,575
Labels	33,255	33,769
Rigid Packaging	32,237	34,263
Other Consumer Products	39,403	53,940
Total	435,087	499,168
Sales Reserves and Eliminations	(27,262)	(40,117)
Total Net Sales	$407,825	$459,051

Consumer	$206,173	$233,338
Healthcare	153,777	157,759
Multi-Media	47,875	67,954
Total Net Sales	$407,825	$459,051

The following is a reconciliation of EBITDA and Adjusted EBITDA to consolidated net income.

	Three Months Ended
	September 30,
	2016	2015
Consolidated net income	$12,869	$13,084
Depreciation and amortization	29,441	33,311
Interest expense	14,642	18,729
Income tax expense	3,152	5,231
EBITDA	60,104	70,355

Transaction costs	284	350
Stock based and deferred compensation	309	(272)
Purchase accounting adjustments	228	331
Restructuring related costs	2,868	2,826
Loss on sale of fixed assets	107	194
Foreign currency (gains) losses	(2,440)	2,867
Other adjustments to EBITDA	(1,404)	545

Adjusted EBITDA	$60,056	$77,196

Note 19—Subsequent Events

On October 14, 2016, the Company acquired AJS Group Limited (“AJS”), a leading supplier in the United Kingdom of self-adhesive labels. The addition of this specialist business complements the Company’s existing operations and extends the group’s marketing capability and reach to customers within the branded consumer sectors and international beauty and personal care sectors. AJS’ net sales for its most recently completed 12 months were approximately £9,000 (approximately $12,000). The preliminary cash purchase price included an estimated working capital payment to the sellers and totaled £10,991, net of cash acquired ( $13,425 at the transaction date exchange rate). The final purchase price is subject to a working capital, net debt and EBITDA adjustment with the sellers. The purchase price was funded with existing cash balances.

On October 14, 2016, certain wholly owned subsidiaries of the Company entered into that certain Fifth Amendment to Credit Agreement and Third Incremental Joinder by and among Multi Packaging Solutions Limited, MPS/CSK Holdings, Inc., Multi Packaging Solutions, Inc., certain other wholly owned subsidiaries of MPS, the lenders party thereto and Barclays Bank PLC in its capacities as administrative agent and collateral agent (the “Fifth Amendment”). The Fifth Amendment includes a new $220,000 U.S. Dollar tranche D term loan maturing in October 2023 (the “Incremental Term Loan”). The interest rate margin applicable to the Incremental Term Loan is 3.25% above LIBOR, subject to a 1.00% LIBOR floor. The proceeds of the Incremental Term Loan were used, in part, to redeem the outstanding $200,000 in aggregate principal amount of 8.500% Senior Notes due 2021 (the “Notes”) on October 17, 2016 at a redemption price equal to 106.375% of the outstanding principal amount of the Notes plus accrued and unpaid interest. Funds in an amount sufficient to fully pay the redemption price were deposited with the trustee for the Notes on October 14, 2016 so that the Notes and related indenture were fully satisfied and discharged as of October 14, 2016. The Fifth Amendment also lowered the interest rate margin on the existing Euro tranche B term loan to 3.25% above EURIBOR and the interest rate margin on the existing British Pound Sterling tranche B term loan to 4.00% above LIBOR, in each case subject to a 1.00% EURIBOR/LIBOR floor. The maturity of each of the existing Euro tranche B term loan and British Pound Sterling tranche B term loan remains September 2020. Finally, the Fifth Amendment increased the size of Multi Packaging Solutions, Inc.’s U.S. Dollar revolving credit facility to $70,000.

On November 4, 2016, the Company acquired the assets and business of i3 Plastic Cards (“i3”), a fully-integrated solution provider for creating and personalizing plastic transaction cards including pre-paid gift and loyalty cards that is based in Dallas, Texas. The business complements the Company’s existing transaction card operations and offers customers a broader range of options. Net sales for i3 for the most recently completed 12 months were approximately $13,000. The preliminary purchase price paid to the seller included cash consideration of $15,000 and 226,224 common shares of the Company, valued at $3,000. The final purchase price is subject to a working capital adjustment with the seller. Additional cash consideration may be paid based on the acquired business’ EBITDA, as defined in the Asset Purchase Agreement, through September 30, 2019. Such additional cash consideration may range from zero to $13,800.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated September 30, 2016 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “expects,” “suggests,” “plans,” “believes,” “intends,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecasts,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	our ability to compete against competitors with greater resources or lower operating costs;
•	adverse developments in economic conditions, including downturns in the geographies and target markets that we serve;
•	difficulties in restructuring operations, closing facilities or disposing of assets;
•	our ability to successfully integrate our acquisitions and identify and integrate future acquisitions;
•	our ability to realize the growth opportunities and cost savings and synergies we anticipate from the initiatives that we undertake;
•	changes in technology trends and our ability to develop and market new products to respond to changing customer preferences and regulatory environment;
•	the impact of electronic media and similar technological changes, including the substitution of physical products for digital content;
•	seasonal fluctuations;
•	the impact of significant regulations and compliance expenditures as a result of environmental, health and safety laws;
•	risks associated with our non-U.S. operations;
•	exposure to foreign currency exchange rate volatility;
•	negative effects resulting from the United Kingdom’s referendum on withdrawal from the European Union;
•	the loss of, or reduced purchases by, one or more of our large customers;
•	failure to attract and retain key personnel;
•	increased information technology security threats and targeted cybercrime;
•	changes in the cost and availability of raw materials;
•	operational problems at our facilities;
•	the impact of any labor disputes or increased labor costs;
•	the failure of quality control measures and systems resulting in faulty or contaminated products;
•	the occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks;
•	increased energy or transportation costs;
•	our ability to develop product innovations and improve production technology and expertise;

•	the impact of litigation, uninsured judgments or increased insurance premiums;
•	an impairment of our goodwill or intangible assets;
•	our ability to comply with all applicable export control laws and regulations of the United States and other countries and restrictions imposed by the Foreign Corrupt Practices Act;
•	the impact of regulations to address climate change;
•	risks associated with the funding of our pension plans, including actions by governmental authorities;
•	the impact of regulations related to conflict minerals;
•	our ability to acquire and protect our intellectual property rights and avoid claims of intellectual property infringement;
•	changes in income taxes and other restrictions and limitations if we were to decide to repatriate any of our income, capital or cash to the United States or other jurisdictions;
•	the impact of government action or a change in U.S. tax law on our status as a foreign corporation for U.S. federal tax purposes;
•	risks related to our substantial indebtedness;
•	failure of internal control over financial reporting;
•	the amount of the costs related to operating as a publicly traded company;
•	the ability of The Carlyle Group and Madison Dearborn Partners to control us;
•	other factors disclosed in this quarterly report; and
•	other factors beyond our control.

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

Key Transactions

Acquisition of i3 Plastic Cards

On November 4, 2016, we acquired the assets and business of i3 Plastic Cards (“i3”), a fully-integrated solution provider for creating and personalizing plastic transaction cards including pre-paid gift and loyalty cards that is based in Dallas, Texas.  The business complements the Company’s existing transaction card operations and offers customers a broader range of options. Net sales for i3 for the most recently completed 12 months prior to the acquisition were approximately $13 million.

Acquisition of AJS

On October 14, 2016, we acquired AJS Group Limited (“AJS”), a leading supplier in the United Kingdom of self-adhesive labels. The addition of this specialist business complements our existing operations and extends our marketing capability and reach to customers within the branded consumer sectors and international beauty and personal care sectors. AJS’ net sales for the most recently completed 12 months prior to the acquisitions were approximately £9 million (approximately $12 million).

Acquisition of Chicago Paper Tube and Can

On January 26, 2016, we completed the acquisition of Chicago Paper Tube and Can (“CPT”). CPT provides the Company with high end round rigid packaging capability in North America. CPT’s net sales for the most recently completed 12 months prior to the acquisition were approximately $5 million.

Acquisition of BP Media

On July 1, 2015, we completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides us with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides us with an established sales presence in the media markets in Europe, which will enable us to serve the European needs of global media releases. BluePrint’s net sales for the most recently completed 12 months prior to the acquisition were approximately $23 million.

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

The net sales to the North American multi-media end market are influenced by the success of a particular year’s movie releases, which can generate special packaging needs for these customers. Net sales of packaging in the North American video game market are generally influenced by the age of existing, and introduction of new, gaming platforms. Product launches, which cannot be predicted far in advance, have an impact on net sales, particularly with respect to special packaging needed for the holiday season. Overall, we have experienced a decline in multi-media net sales in recent years and expect this trend to continue as a percentage of our total net sales.

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

Operational Restructurings

We regularly evaluate our operating facilities in our geographic segments in order to share best practices, ensure logistics that serve customers are appropriate and maximize our operating efficiencies. We have successfully integrated our acquisitions, have achieved our original synergy targets, and will continue to optimize our operations over the next several quarters. In connection with these evaluations, we have closed certain facilities in recent periods. The Company previously announced the closure of the former ASG facility located in Melrose Park, Illinois in September 2015, and the closure was completed in February 2016.  In May 2016, we announced the intention to relocate our Stuttgart, Germany business and are continuing to work with the European Works Councils to achieve this. We are consolidating this facility into other existing facilities in Germany in order to better serve our customers and gain operational efficiencies. In August 2016, we announced our intention to close our Bradford, United Kingdom site as a result of a customer’s consolidation of all their tobacco carton volumes with other existing suppliers. Restructuring charges of $2.9 million were recorded in the three months ended September 30, 2016, which were primarily related to the Stuttgart and Bradford sites. In October 2016, we announced our intention to close one of our plants in Louisville, Kentucky, which is one of our North America multi-media sites. We believe all of these operational restructurings will have a positive impact on gross profit and gross profit percentage in future periods.

Our plans also include evaluating several other opportunities over the next few quarters in order to maximize the efficiency of our global manufacturing footprint. In connection with these plans, the Company may record additional restructuring and closure cost charges over the next several quarters.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015.

The table below presents our results of operations for the respective periods.

	Three Months Ended
	September 30,
(amounts in thousands)	2016	2015
Net sales	$407,825	$459,051

Cost of goods sold	323,481	359,710
Gross profit	84,344	99,341

Selling, general and administrative expenses
Selling, general and administrative expenses	56,334	58,312
Transaction related expenses	284	350
Total selling, general and administrative expenses	56,618	58,662

Operating income	27,726	40,679

Other income (expense), net	2,937	(3,635)
Interest expense	(14,642)	(18,729)
Total other expense, net	(11,705)	(22,364)

Income before income taxes	16,021	18,315

Income tax expense	(3,152)	(5,231)

Consolidated net income	12,869	13,084

Net loss (income) attributable to noncontrolling interest	380	(77)

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$13,249	$13,007

Net Sales

The decrease in net sales for the three months ended September 30, 2016 was $51.2 million, or 11.2%, when compared to the three months ended September 30, 2015. Net sales were unfavorably impacted by foreign currency changes of $17.4 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. Based on current foreign exchange rates, specifically the British Pound Sterling, we expect negative impacts from foreign exchange for the remainder of the current fiscal year when results are compared to the prior year period. We experienced a reduction in multi-media sales of $20.6 million, of which $5.5 million related to a toy project, a reduction of $5.3 million of sales for three customers in the tobacco industry in the United Kingdom, a reduction of $3.9 million of sales for three drinks customers in the United Kingdom and reduction of $5.2 million of sales in the North America healthcare market. There was a nominal net increase in sales of $1.2 million for the remainder of our business.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Three Months Ended
	September 30,
(amounts in thousands)	2016	2015
North America
Consumer	$80,247	$79,292
Healthcare	70,422	75,653
Multi-Media	38,631	60,587
	$189,300	$215,532

Europe
Consumer	$108,995	$137,154
Healthcare	77,434	76,892
Multi-Media	9,244	7,367
	$195,673	$221,413

Asia
Consumer	$16,931	$16,892
Healthcare	5,921	5,214
	$22,852	$22,106

Total	$407,825	$459,051

North America

The decrease in North America net sales for the three months ended September 30, 2016 was $26.2 million, or 12.2%, when compared to the three months ended September 30, 2015. This decrease was primarily the result of a decrease in multi-media sales of $22.0 million, or 36.2%, partially due to the aforementioned toy project, and to a lesser extent a decrease in healthcare sales of $5.2 million, or 6.9%, when comparing the current period net sales to the prior year period. Foreign exchange rates negatively impacted net sales by $0.5 million related to our Canada and Mexico subsidiaries.

Europe

The decrease in Europe net sales for the three months ended September 30, 2016 was $25.7 million, or 11.6%, when compared to the three months ended September 30, 2015. Foreign exchange rates negatively impacted net sales by  $15.7 million. The decrease in Europe consumer net sales for the period was $28.2 million, or 20.5%, when compared to the prior year period. This was primarily due to the unfavorable impact of foreign exchange, a reduction in sales of approximately $5.3 million for three customers in the tobacco industry in the United Kingdom and a reduction in sales of $3.9 million for three drinks customers in the United Kingdom. The increase in Europe healthcare sales for the period ended September 30, 2016 was $0.5 million, or 0.7%, when compared to the prior year period.  On a constant currency basis, European healthcare sales increased over the prior year period, however this increase was offset by the unfavorable exchange rates. The increase in Europe multi-media net sales for the period was $1.9 million, or 25.5%, when compared to the prior year period, as our BluePrint business recorded strong results in the current quarter.

Asia

The increase in Asia net sales for three months ended September 30, 2016 was $0.7 million, or 3.4%, when compared to the three months ended September 30, 2015. Foreign exchange rates negatively impacted net sales by $1.1 million. Asia consumer sales for the period were essentially flat when compared to the prior year period as increased sales in local currency were offset by unfavorably foreign currency exchange impacts. Asia healthcare sales for the period increased  $0.7 million, or 13.6%, despite such unfavorable foreign exchange.

Gross Profit

	Three Months Ended
	September 30,
(Dollars in thousands)	2016	2015
Net sales	$407,825	$459,051
Cost of goods sold	323,481	359,710
Gross profit	$84,344	$99,341
Gross profit %	20.7%	21.6%

Gross profit for the three months ended September 30, 2016 decreased when compared to the gross profit for the three months ended September 30, 2015 primarily due to the aforementioned decrease in net sales. Gross profit percentage also decreased as a result of the mix of sales, including the lower multi-media sales in the current quarter as compared to the prior year quarter. Such sales typically had higher gross profit percentages due to the specialty nature of such products. The decline also relates to certain operational issues at specific facilities identified in the fourth quarter of the prior fiscal year that continued into the current quarter. These issues relate to the transfer of work from Scotland to China for the drinks business, lower overhead absorption in the transaction card business due to weakness in EMV card sales, and costs associated with the German operations as the Company implements new ERP systems.

Additionally, restructuring charges of $2.5 million and $2.6 million are included in cost of goods sold for the three months ended September 30, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended September 30, 2016 were $56.6 million, a decrease of $2.0 million when compared to the prior period. Transaction related and stock based compensation expenses are included in these amounts, however were nominal in both the current and prior year quarters.

As a percentage of net sales, such expenses were 13.9% for the three months ended September 30, 2016 as compared to 12.8% for the prior period.

Selling, general and administrative expenses decreased in the current year primarily due to the foreign exchange translation impact of approximately $1.8 million, a net reduction of employee wages of approximately $0.7 million as a result of our recent restructuring programs and a decrease of approximately $0.4 million associated with the closure of the Melrose Park site during the prior fiscal year. These decreases were partially offset with additional costs incurred in the current quarter associated with operating as a public reporting company and reduced employee bonus expense in the current quarter as compared to the prior period.

Other Income (Expense)

Other income (expense) is related to foreign currency gains and losses (principally due to intercompany loan balances) and the change in fair value of our derivative instruments.

Interest expense for the three months ended September 30, 2016 was $14.6 million compared to $18.7 million for the three months ended September 30, 2015. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans with the proceeds of our initial public offering and $55.2 million from the voluntary early partial repayment of term and other loans during the prior fiscal year. Included in interest expense in the three months ended September 30, 2016 and 2015 is amortization of deferred finance fees and debt discount of $0.9 million and $1.2 million, respectively.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2016 and 2015, was 19.7% and 28.6%, respectively, and is recorded based upon our annual estimated effective tax rate. Included in the three months ended September 30, 2016 was a benefit of $0.8 million related to a reduction in the enacted UK statutory tax rate and an expense of $0.6 million related to the finalization of a state audit. Excluding these discrete items, the effective tax rate for the three months ended September 30, 2016 is lower than the statutory rate primarily due to the mix of earnings. This includes the forecasted tax benefit primarily in the United States resulting from debt extinguishment charges recorded in October 2016 (see Note 19 to the Notes to Condensed Consolidated Financial Statements).

Operating Income/Adjusted EBITDA*

	Three Months Ended
	September 30,
(amounts in thousands)	2016	2015
Operating Income
North America	$9,727	$14,342
Europe	16,115	23,223
Asia	1,884	3,114
Total	$27,726	$40,679

Adjusted EBITDA
North America	$25,297	$32,262
Europe	31,826	40,791
Asia	2,933	4,143
Total	$60,056	$77,196

*  Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is Adjusted EBITDA. Adjusted EBITDA is defined as segment net income (loss) before income taxes, interest, depreciation, amortization, restructuring, transaction, stock-based compensation and certain other costs that do not related to the segment’s ongoing operations. The Company believes that the presentation of this financial measure enhances an investor’s understanding of our financial performance and is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believes that this financial measure provides investors with a useful tool for assessing the comparability between periods of the ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. This financial measure is used for business planning purposes and in measuring performance relative to that of competitors and we believe this financial measure is commonly used by investors. However, our use of the term Adjusted EBITDA may vary from that of others in the industry. A reconciliation of Adjusted EBITDA to consolidated net income (loss) is presented in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

North America

North America operating income was $9.7 million and $14.3 million for the three months ended September 30, 2016 and 2015, respectively, and North America Adjusted EBITDA was $25.3 million and $32.3 million for the three months ended September 30, 2016 and 2015, respectively. Operating income as a percentage of net sales was 5.1% and 6.7% for the three months ended September 30, 2016 and 2015, respectively. The decreases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are primarily due to aforementioned impact of the lower multi-media sales and the related profit impact, and the impact of the lower overhead absorption in the transaction card business. Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company are included in the North America segment.

Europe

Europe operating income was $16.1 million and $23.2 million for the three months ended September 30, 2016 and 2015, respectively, and Europe Adjusted EBITDA was $31.8 million and $40.8 million for the three months ended September

30, 2016 and 2015, respectively. Operating income as a percentage of net sales was  8.2% and 10.5% for the three months ended September 30, 2016 and 2015, respectively. The decreases in operating income, operating income percentage and Adjusted EBITDA from the prior year period are principally due to the aforementioned operational issues associated with the transfer of work from Scotland to China for the drinks business and the costs associated with the Germany operations as the Company implements new ERP systems.

Asia

Asia operating income was $1.9 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and Asia Adjusted EBITDA was $2.9 million and $4.1 million for the three months ended September 30, 2016 and 2015, respectively. Operating income as a percentage of net sales was 8.2% and 14.1% for the three months ended September 30, 2016 and 2015, respectively. The decreases are principally due to the aforementioned operational issues.

Liquidity and Capital Resources

At September 30, 2016 and June 30, 2016, the Company had cash and cash equivalents of $50.6 million and $44.8 million, respectively, of which $37.7 million and $31.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to indefinitely reinvest the earnings of our subsidiaries in those respective jurisdictions and our current plans do not demonstrate a need to repatriate them to the parent company. If these funds were needed for our operations in other jurisdictions, we may be required to record and pay significant income taxes to repatriate these funds to the parent company. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

As of September 30, 2016, we had $48.6 million in borrowing capacity under our U.S. dollar revolving credit facility, net of $1.4 million of outstanding letters of credit) and £50.0 million ($65.0 million as of September 30, 2016) in borrowing capacity available under our British Pound Sterling revolving credit facility. As of September 30, 2016 and June 30, 2016, total debt, net of cash, was $853.7 million and $863.1  million, respectively. Working capital was $243.5 million as compared to $216.7 million and the current ratio was 1.9 to one as compared to 1.8 to one as of the same dates, respectively.

We believe that our cash on hand at September 30, 2016, as well as projected cash flows from operations and availability under our Amended and Restated Credit Agreement, as subsequently amended, (collectively, the “Credit Agreement”) are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures, and our other cash requirements for at least the next twelve months. Additionally, we expect that the potential sale of the underlying assets or funds generated from operations will be sufficient to cover the cash requirements related to the aforementioned intention to close certain facilities.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

	Three Months Ended
	September 30,
(amounts in thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$15,064	$33,019
Investing activities	(6,634)	(14,773)
Financing activities	(2,874)	(2,576)
Effect of exchange rate changes	248	3,934
Net increase in cash and cash equivalents	$5,804	$19,604

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the three months ended September 30, 2016 decreased by $18.0 million when compared to the prior year period, which was principally due to the decrease in Adjusted EBITDA as discussed above and working capital changes. The decrease in net income and other non-cash items was $8.1 million in the current period as compared to the prior year period. There was also a net decrease in the change in working capital accounts of $9.9 million as compared to the prior year period which was principally due to timing of accounts payable.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the three months ended September 30, 2016 decreased by $8.1 million when compared to the prior year period.  The decrease was principally due to lower capital expenditures in the current year period due to the timing of capital additions.  Additionally, in the prior year period, cash of $2.7 million was used for the Blueprint acquisition.

Cash Flow Used in Financing Activities

Cash flow used in financing activities was $2.9 million for the three months ended September 30, 2016 compared to cash flow used in financing activities of $2.6 million for the three months ended September 30, 2015. The net cash used in both periods principally reflects scheduled principal repayments on the Company’s existing debt. Additionally, in the prior year period, there were net proceeds of $1.5 million related to the Company’s short-term borrowing arrangements.  There were no similar borrowings or repayments during the current year period.

Contractual Obligations

During the three months ended September 30, 2016, there were no significant changes to the amounts disclosed in the Company’s contractual obligations table in the Company’s Annual Report on Form 10-K. In October 2016, the Company entered into that certain Fifth Amendment to the Credit Agreement and Third Incremental Joinder and redeemed the Notes. See Note 19 to the Notes to Condensed Consolidated Financial Statements.

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

There were no significant changes during the three months ended September 30, 2016 to the items disclosed as Significant Accounting Policies and Critical Accounting Estimates in the Company’s Annual Report on Form 10-K, except for the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations

See also Note 2 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements that have not yet been adopted by the Company, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the three months ended September 30, 2016 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are from time to time party to legal proceedings that arise in the ordinary course of business. We are not involved in any litigation other than that which has arisen in the ordinary course of business. We do not expect that any currently pending lawsuits will have a material effect on us.

ITEM  1A.RISK FACTORS

We have disclosed the risk factors affecting our business, results of operations and financial condition in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on August 23, 2016. There have been no material changes from the risk factors previously disclosed.

ITEM 6.EXHIBITS

See the Exhibit Index following the signature page hereto, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: November 9, 2016	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ William H. Hogan
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