Form 10-Q
period 2016-12-31
Multi Packaging Solutions International Ltd
filed 2017-02-14
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 3, 2017, there were 77,695,438 common shares, $1.00 par value per share, outstanding.

Multi Packaging Solutions International Limited and subsidiaries

FOR THE THREE AND SIX MONTHS ENDED December 31, 2016

Part 1 ‒ Financial Information

ITEM 1.FINANCIAL STATEMENTS

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	December 31,	June 30,
	2016	2016
	(unaudited)
Current assets
Cash and cash equivalents	$44,644	$44,769
Accounts receivable, net	234,115	237,179
Inventories	155,877	165,617
Prepaid expenses and other current assets	26,189	30,742
Total current assets	460,825	478,307

Property, plant and equipment
Land	48,390	52,093
Buildings and improvements	67,173	65,827
Machinery and equipment	391,157	393,206
Furniture and fixtures	15,852	15,580
Construction in progress	19,054	12,689
Total	541,626	539,395
Less: Accumulated depreciation	(176,835)	(155,700)
Total property, plant and equipment, net	364,791	383,695

Other assets
Intangible assets, net	312,429	340,858
Goodwill	474,595	464,714
Deferred income taxes	6,787	7,210
Other assets	30,445	32,806
Total assets	$1,649,872	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2016	2016
	(unaudited)
Current liabilities
Accounts payable	$166,233	$171,935
Payroll and benefits	29,542	36,977
Other current liabilities	37,767	40,892
Current portion of long-term debt	8,385	7,307
Income taxes payable	8,094	4,489
Total current liabilities	250,021	261,600

Long-term debt, less current portion	879,974	900,516
Deferred income taxes	68,725	72,625
Other long-term liabilities	30,446	29,955
Total liabilities	1,229,166	1,264,696

Shareholders’ equity
Authorized share capital – $1.00 par value, 1,000,000,000 shares authorized
Preference shares – no shares issued	—	—
Common shares – 77,695,438 and 77,452,946 issued	77,695	77,453
Additional paid-in capital	474,331	469,698
Accumulated deficit	(31,109)	(43,233)
Accumulated other comprehensive loss	(101,063)	(63,290)
Total Multi Packaging Solutions International Limited shareholders’ equity	419,854	440,628
Noncontrolling interest	852	2,266
Total shareholders’ equity	420,706	442,894
Total liabilities and shareholders’ equity	$1,649,872	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$386,126	$429,357	$793,951	$888,408

Cost of goods sold	303,493	333,632	626,974	693,342
Gross profit	82,633	95,725	166,977	195,066

Selling, general and administrative expenses
Selling, general and administrative expenses	55,955	59,306	111,980	117,890
Stock based and deferred compensation expense	1,225	27,232	1,534	26,960
Transaction related expenses	538	2,064	822	2,414
Total selling, general and administrative expenses	57,718	88,602	114,336	147,264

Operating income	24,915	7,123	52,641	47,802

Other income (expense), net	2,970	100	5,907	(3,535)
Debt extinguishment charges	(16,569)	(3,867)	(16,569)	(3,867)
Interest expense	(12,903)	(16,016)	(27,545)	(34,745)
Total other expense, net	(26,502)	(19,783)	(38,207)	(42,147)

Income (loss) before income taxes	(1,587)	(12,660)	14,434	5,655

Income tax (expense) benefit	57	4,656	(3,095)	(575)

Consolidated net income (loss)	(1,530)	(8,004)	11,339	5,080

Net loss attributable to noncontrolling interest	405	87	785	10

Net income (loss) attributable to shareholders of Multi Packaging Solutions International Limited	$(1,125)	$(7,917)	$12,124	$5,090

Net income (loss) attributable to shareholders of Multi Packaging Solutions International Limited per share:
Basic	$(0.01)	$(0.11)	$0.16	$0.08
Diluted	$(0.01)	$(0.11)	$0.16	$0.08

Weighted-average number of common shares outstanding:
Basic	77,604	73,826	77,528	67,817
Diluted	77,604	73,826	77,528	67,817

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	$(27,629)	$(11,880)	$(36,497)	$(21,572)
Adjustment on available-for-sale securities	4	(5)	(12)	(22)
Pension adjustments	(775)	662	(1,264)	1,454
Total other comprehensive loss	(28,400)	(11,223)	(37,773)	(20,140)

Comprehensive income (loss)	(29,930)	(19,227)	(26,434)	(15,060)
Comprehensive loss (income) attributable to non-controlling interests	405	—	785	(17)
Comprehensive income (loss) attributable to shareholders of Multi Packaging Solutions International Limited	$(29,525)	$(19,227)	$(25,649)	$(15,077)

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance at June 30, 2016	77,452,946	$77,453	$469,698	$(43,233)	$(63,290)	$2,266	$442,894

Net income (loss)	—	—	—	12,124	—	(785)	11,339
Stock compensation	16,248	16	1,230	—	—	—	1,246
Issuance of common shares in connection with acquisitions	226,244	226	2,774	—	—	—	3,000
Purchase of non-controlling interest	—	—	629	—	—	(629)	—
Other comprehensive loss	—	—	—	—	(37,773)	—	(37,773)

Balance at December 31, 2016	77,695,438	$77,695	$474,331	$(31,109)	$(101,063)	$852	$420,706

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2016	2015
Operating Activities
Net income	$11,339	$5,080
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	32,925	37,930
Amortization expense	25,218	28,108
Amortization of deferred financing fees	2,043	2,227
Debt extinguishment non-cash charges	3,296	3,867
Deferred income taxes	(2,175)	(5,243)
Stock compensation	1,246	25,962
Unrealized foreign currency (gain) loss	(4,801)	1,715
Other	(2,074)	850
Change in assets and liabilities:
Accounts receivable	(3,313)	(8,273)
Inventories	3,188	2,421
Prepaid expenses and other current assets	3,581	369
Other assets	(639)	(4,239)
Accounts payable	308	(8,572)
Payroll and benefits	(6,170)	(12,160)
Other current liabilities	(4,952)	(4,789)
Income taxes payable	3,744	(894)
Other long-term liabilities	(1,900)	(1,543)
Net cash and cash equivalents provided by operating activities	60,864	62,816

Investing Activities
Additions to property, plant and equipment	(26,047)	(24,507)
Additions to intangible assets	(74)	(68)
Proceeds from sale of assets	1,493	1,003
Acquisitions of businesses, net of cash acquired	(28,273)	(2,496)
Net cash and cash equivalents used in investing activities	(52,901)	(26,068)

Financing Activities
Proceeds from initial public offering	—	186,424
Payments of offering costs	—	(6,125)
Proceeds from issuance of long-term debt	218,900	—
Proceeds from short-term borrowings	24,317	41,619
Payments on short-term borrowings	(24,317)	(40,876)
Payments on long-term debt	(221,256)	(216,809)
Debt issuance costs	(3,985)	—
Net cash and cash equivalents used in financing activities	(6,341)	(35,767)

Effect of exchange rate changes on cash and cash equivalents	(1,747)	2,389
Increase (decrease) in cash and cash equivalents	(125)	3,370
Cash and cash equivalents—beginning	44,769	55,675
Cash and cash equivalents—ending	$44,644	$59,045

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

Note 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2016 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015 and the statements of cash flows for the six months ended December 31, 2016 and 2015 and statement of shareholders’ equity for the six months ended December 31, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and six months ended December 31, 2016 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017 or for any future interim period. The condensed consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements of the Company. However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the fiscal year June 30, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Multi Packaging Solutions International Limited and its controlled subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In September 2016, the Company acquired a portion of the remaining noncontrolling interest in one of its subsidiaries, MPS Denver, LLC (“Denver”) for a nominal amount. The transaction was accounted for as an acquisition of noncontrolling interest and included in the statement of stockholders’ equity. As of December 31, 2016, the Company owns 80% of the outstanding ownership interests in Denver.

Newly Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted provided all of the amendments are adopted in the same period, and if adopted in an interim period, any adjustments should be reflected as of the beginning of that annual period. The Company elected to early adopt the provisions of ASU No. 2016-15 during the second fiscal quarter. The adoption of the new guidance did not materially impact the Company’s consolidated statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within such annual period. Early adoption is permitted, however all of the guidance must be adopted in the same period under the transition requirements. The Company elected to early adopt the provisions of ASU No. 2016-09 as of July 1, 2016, which is the beginning of the current fiscal year. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations. The Company elected to account for forfeitures when they occur.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 eliminates the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within such annual period. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued. The Company expects to adopt this guidance as of July 1, 2017 (beginning of fiscal year 2018). The adoption of the provisions of ASU No. 2016-16 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders—basic and diluted	$(1,125)	$(7,917)	$12,124	$5,090

Denominator:
Weighted average number of common shares outstanding—basic	77,604	73,826	77,528	67,817
Effect of unvested restricted stock and restricted stock units *	—	—	—	—
Weighted average number of common shares outstanding—diluted	77,604	73,826	77,528	67,817

Basic earnings per common share	$(0.01)	$(0.11)	$0.16	$0.08
Dilutive earnings per common share	$(0.01)	$(0.11)	$0.16	$0.08

* The effect of unvested restricted stock and restricted stock units for the three and six months ended December 31, 2016 was not material.

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

Fiscal 2017

On November 4, 2016, the Company acquired the assets and business of i3 Plastic Cards (“i3”), a fully-integrated solution provider for creating and personalizing plastic transaction cards, including pre-paid gift and loyalty cards that is based in Dallas, Texas. The i3 business complements the Company’s existing transaction card operations and offers customers a broader range of options. The preliminary purchase price included cash consideration of $14,360 and 226,244 common shares of the Company, valued at $3,000. The final purchase price remains subject to a working capital adjustment with the seller. The cash portion of the purchase price was funded with existing cash balances. Additional cash consideration may be paid based on the acquired business’ EBITDA, as defined in the Asset Purchase Agreement, through December 31, 2019. Such additional cash consideration may range from zero to $13,800. The i3 operations, which are included in the North America operating segment, are not material to the Company’s consolidated financial statements.

On October 14, 2016, the Company acquired AJS Group Limited (“AJS”), a leading supplier in the United Kingdom of self-adhesive labels. The addition of this specialist business complements the Company’s existing operations and extends the group’s marketing capability and reach to customers within the branded consumer sectors and international beauty and personal care sectors. The cash purchase price, net of cash acquired, totaled £11,414 ($13,913 at the transaction date exchange rate), and was funded with existing cash balances. The AJS operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

The following table summarizes the components of the preliminary purchase price allocations for the acquisitions completed in fiscal 2017. The purchase price allocations are based upon preliminary valuations, and the Company’s estimates and assumptions are subject to change within the measurement period as valuations are finalized. Any change in the estimated fair value of the net assets, prior to the finalization of the more detailed analyses, but not to exceed one year from the dates of acquisition, will change the amount of the purchase price allocation.

	i3	AJS	Total
Purchase Price:
Cash paid, net of cash acquired	$14,360	$13,913	$28,273
Equity issued	3,000	—	3,000
Fair value of contingent consideration	5,000	—	5,000
Total investment:	$22,360	$13,913	$36,273

Allocation:
Current assets	$1,835	$3,779	$5,614
Property, plant and equipment	3,090	2,388	5,478
Identifiable intangible assets	6,000	4,790	10,790
Deferred taxes	—	(1,020)	(1,020)
Assumed liabilities	(4,030)	(1,910)	(5,940)
Goodwill	15,465	5,886	21,351
	$22,360	$13,913	$36,273

The preliminary fair values assigned to identifiable intangible assets acquired were based on assumptions and estimates made by management. Identifiable intangible assets acquired consisted of customer relationships valued at $4,790 with an estimated useful life of 13 years and developed technology valued at $6,000 with an estimate useful life of 10 years. The goodwill is the residual of the purchase price in excess of the estimated fair value of the acquired identifiable net assets and represents the future economic benefits expected to arise that could not be individually identified and separately recognized, including the extension of the Company’s sales and marketing capabilities. The goodwill recorded as a result of the AJS acquisition is not expected to be deductible for tax purposes.

Fiscal 2016

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

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases. Consideration in the transaction consisted of cash totaling £1,587 (approximately $2,496 at the transaction date exchange rate), net of cash acquired. The purchase price was funded from existing cash balances. Subject to the provisions in the agreement, additional consideration of £1,000 (approximately $1,224 at current period-end exchange rates) is payable on June 30, 2018. Further consideration of 25% of the acquired business’s EBITDA, as defined in the share purchase agreement, for the three fiscal years ending June 30, 2018 is also payable to the sellers, subject to the achievement of a minimum EBITDA. The Company estimated £944 (approximately $1,156 at current period-end exchange rates) as the fair value of such contingent consideration as of the acquisition date. There were no material changes to the fair value of the contingent consideration between the acquisition date and December 31, 2016. BluePrint’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

Note 5—Inventories

Inventories consisted of the following:

	As of	As of
	December 31, 2016	June 30, 2016
Raw materials	$52,815	$52,964
Work in progress	26,184	28,806
Finished goods	76,878	83,847
	$155,877	$165,617

Note 6—Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Carrying	Accumulated		Weighted Average
As of December 31, 2016	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$437,525	$(141,152)	$296,373	20
Developed technology	22,282	(9,312)	12,970	5
Photo library	1,470	(809)	661	5
Licensing agreements	3,282	(857)	2,425	20
Total	$464,559	$(152,130)	$312,429

	Gross Carrying	Accumulated		Weighted Average
As of June 30, 2016	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$450,505	$(122,540)	$327,965	20
Developed technology	17,746	(8,256)	9,490	5
Photo library	1,396	(667)	729	5
Licensing agreements	3,372	(698)	2,674	20
Total	$473,019	$(132,161)	$340,858

Amortization expense included in selling, general and administrative expenses was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Amortization of intangible assets	$12,506	$14,044	$25,218	$28,108

Note 7—Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of potential impairment exist.

Changes in the carrying amount of goodwill by segment for the six months ended December 31, 2016 were as follows:

	North America	Europe	Asia	Total
Balance as of June 30, 2016	$258,081	$205,804	$829	$464,714
Acquisition activity	15,465	5,886	—	21,351
Translation adjustments	—	(11,463)	(7)	(11,470)
Balance as of December 31, 2016	$273,546	$200,227	$822	$474,595

Note 8—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$248	$—	$—	$248

Liabilities:
Interest rate swaps	—	2,121	—	2,121
Contingent consideration	—	—	6,156	6,156

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$261	$—	$—	$261
Foreign currency contracts	—	435	—	435

Liabilities:
Interest rate swaps	—	3,573	—	3,573
Foreign currency contracts	—	323	—	323
Contingent consideration	—	—	1,265	1,265

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

The Company maintains two amortizing interest rate swaps that mature in December 2017. The swaps are being used to hedge the exposure to changes in the market London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”). At December 31, 2016 and June 30, 2016, one of the swaps had a notional amount of £84,173 and £84,608 respectively, whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount. The other swap had a notional amount of €97,034 and €97,786, respectively, whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR on the amortizing notional amount. As of December 31, 2016 and June 30, 2016, the swaps had a negative fair value of $2,121 and $3,573, respectively, which is included in other current liabilities and other long-term liabilities at those respective dates in the condensed consolidated balance sheets. The Company has not designated these interest rate swaps as effective hedges and, as such, the change in the fair value each period is recorded in other income (expense), net.

In connection with the acquisitions of BluePrint in July 2015 and i3 in November 2016, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results (see Note 4). The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimate of this obligation includes numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. Other than translation adjustments, there were no changes in the balance of the contingent consideration during the six months ended December 31, 2016. The acquisition date fair value of the contingent consideration for the i3 acquisition remains subject to adjustment upon finalization of the preliminary purchase price allocation as described in Note 4.

Note 9—Other Income (Expense), net

Other income (expense), net is comprised of the following for the three months ended December 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Gain (loss) on derivatives	$695	$572	$1,192	$(183)
Foreign currency gains (losses)	2,275	(463)	4,715	(3,340)
Other	—	(9)	—	(12)
Other income (expense), net	$2,970	$100	$5,907	$(3,535)

Note 10—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the six months ended December 31, 2016 and 2015 is as follows:

	Foreign Currency
	Translation
	Adjustments and	Available for	Pension
	other	Sale Securities	Adjustments	Total
Balance as of June 30, 2016	$(77,428)	$32	$14,106	$(63,290)
Other comprehensive income (loss) (a)	(36,497)	(12)	(1,264)	(37,773)
Balance as of December 31, 2016	$(113,925)	$20	$12,842	$(101,063)

(a)	Includes $2,260 of unrealized foreign currency gains related to intercompany foreign currency transactions that are of a long-term investment nature and a net investment hedge.

	Foreign Currency
	Translation	Available for	Pension
	Adjustments	Sale Securities	Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other comprehensive income (loss)	(21,572)	(22)	1,454	(20,140)
Other comprehensive income from noncontrolling interest due to the purchase of CD Cartondruck GmbH	(12)	—	—	(12)
Balance as of December 31, 2015	$(54,629)	$(7)	$21,197	$(33,439)

There were no amounts reclassified from accumulated other comprehensive income during the six months ended December 31, 2016.

Note 11—Income Taxes

For the three and six months ended December 31, 2016 and 2015, the effective tax rates which includes the impact of discrete items, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Effective tax rate provision (benefit)	(3.6)%	(36.8)%	21.4%	10.2%

Our effective tax rate differs from the US federal statutory income tax rate of 35.0%, due to the mix and levels between United States and foreign earnings. Included in the six months ended December 31, 2016 was a benefit of $778 related to a reduction in the enacted UK statutory tax rate and an expense of $884 related to the finalization of certain audits. Excluding these discrete items, the effective tax rate for the six months ended December 31, 2016 is lower than the statutory rate primarily due to the mix of earnings. Excluding these discrete items, the effective tax rate for the three months ended December 31, 2016 is lower than the statutory rate primarily due to the mix of earnings by jurisdiction and the disproportionate earnings recorded during the three months ended December 31, 2016 as compared to the three months ended September 30, 2016. This was principally due to the debt extinguishment charges recorded in the three months ended December 31, 2016 associated with the Fifth Amendment (see Note 13).

As of December 31, 2016 and June 30, 2016, the total liability for uncertain tax benefits, including accrued interest and penalties, was $1,903 and $2,106, respectively, which is included in other long-term liabilities on the accompanying condensed consolidated balance sheets.

In October 2015, the Mexican Tax Authorities concluded their audit of the 2008 tax year and issued an assessment. The Company has filed an appeal with the Mexican Tax Court. The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners.

During the six months ended December 31, 2016 and 2015, cash paid for taxes was $3,270 and $8,033, respectively.

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

For the three and six months ended December 31, 2016 and 2015, the components of total periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Components of net periodic benefit (benefit) cost:
Service cost	$845	$1,043	$1,737	$1,941
Interest cost	3,716	4,534	7,640	10,582
Expected return on plan assets	(4,760)	(5,764)	(9,786)	(12,570)
Net periodic (benefit) cost	$(199)	$(187)	$(409)	$(47)

Note 13—Indebtedness

Total borrowings outstanding are summarized as follows:

	As of	As of
	December 31, 2016	June 30, 2016
Term Loans, due September 2020
Dollar Tranche A Term Loan	$92,703	$94,851
Dollar Tranche B Term Loan	250,111	255,909
Dollar Tranche C Term Loan	102,842	105,223
Sterling Term Loan	105,710	118,379
Euro Term Loan	135,262	146,744

Term Loan, due October 2023
Dollar Tranche D Term Loan	215,872	—

Less: discount and issuance costs	(15,737)	(12,868)
Total Term Loans, net of discount and issuance costs	886,763	708,238

Notes Payable, due August 2021, net of discount and issuance costs	—	196,743

Other borrowings:
Foreign debt	1,355	2,137
Capital leases	241	705

Total borrowings outstanding	888,359	907,823

Less: short-term foreign borrowings and current portion of long-term debt, net of discount and issuance costs	(8,385)	(7,307)

Long-term debt, less current portion	$879,974	$900,516

On October 14, 2016, certain wholly owned subsidiaries of the Company entered into that certain Fifth Amendment to the Credit Agreement and Third Incremental Joinder by and among Multi Packaging Solutions Limited, MPS/CSK Holdings, Inc., Multi Packaging Solutions, Inc., certain other wholly owned subsidiaries of MPS, the lenders party thereto and Barclays Bank PLC in its capacities as administrative agent and collateral agent (the “Fifth Amendment”). The Fifth Amendment includes a new $220,000 U.S. Dollar tranche D term loan maturing in October 2023 (the “Incremental Term Loan”). The interest rate margin applicable to the Incremental Term Loan is 3.25% above LIBOR, subject to a 1.00% LIBOR floor. The proceeds of the Incremental Term Loan were used, in part, to redeem the outstanding $200,000 in aggregate principal amount of 8.500% Senior Notes due 2021 (the “Notes”) on October 17, 2016 at a redemption price equal to 106.375% of the outstanding principal amount of the Notes plus accrued and unpaid interest. Funds in an amount sufficient to fully pay the redemption price were deposited with the trustee for the Notes on October 14, 2016, and the Notes and related indenture were fully satisfied and discharged as of October 14, 2016. The Fifth Amendment also lowered the interest rate margin on the existing Euro tranche B term loan to 3.25% above EURIBOR and the interest rate margin on the existing British Pound Sterling tranche B term loan to 4.00% above LIBOR, in each case subject to a 1.00% EURIBOR/LIBOR floor. The maturity of each of the existing Euro tranche B term loan and British Pound Sterling tranche B term loan remains September 2020. Finally, the Fifth Amendment increased the size of Multi Packaging Solutions, Inc.’s U.S. Dollar Revolving Credit Facility to $70,000. There were no changes to the Multi Currency Revolving Credit Facility which remained at £50,000.  As a result of these transactions, the Company recorded charges totaling $16,569 in the three months ended December 31, 2016. The charge represents the premium paid and the write-off of discount and issue costs upon the redemption of the Notes, and to a lesser extent, certain fees associated with the transactions. No amounts were outstanding under either of these revolving credit facilities as of December 31, 2016 or June 30, 2016.

As of December 31, 2016 and June 30, 2016, the Company was in compliance with all associated covenants. The carrying amount of the Company’s borrowings approximate their fair value.

Note 14—Restructuring Related Costs

The Company has announced closures of various facilities during fiscal 2017 and 2016, which include the facilities in Portsmouth, United Kingdom; Louisville, United States; Bradford, United Kingdom; Stuttgart, Germany; and Melrose Park, United States. The following is a summary of the activity with respect to the Company’s restructuring related costs, which are principally related to these items.

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2016	$3,476	$299	$3,775
Restructuring related costs	6,467	186	6,653
Amounts paid	(3,117)	(471)	(3,588)
Other (principally foreign currency translation)	(391)	—	(391)
Balance at December 31, 2016	$6,435	$14	$6,449

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring related costs	1,843	1,733	3,576
Amounts paid	(1,234)	(1,338)	(2,572)
Balance at December 31, 2015	$865	$1,171	$2,036

These costs are primarily recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended December 31, 2016 and 2015. Accrued restructuring related costs are included in other current liabilities on the condensed consolidated balance sheets.

The total restructuring related costs for the six months ended December 31, 2016 were principally recorded in the Europe segment, while the total restructuring related costs for the six months ended December 31, 2015 were principally recorded in the North America segment.

Note 15—Commitments and Contingencies

The Company participates in multiple collective bargaining agreements with various unions, which provide specified benefits to certain union employees. Approximately 7% of the Company’s employees in North America are unionized and approximately 75% of the Company’s employees in Europe are members of a union or works counsel or otherwise covered by labor agreements. The collective bargaining contract agreements with the various unions in North America are set to expire at various dates through 2017, at which time, the Company expects to negotiate a renewal of the agreements. Such agreements in Europe and Asia are continuous.

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

Note 16—Related Party Transactions

Certain affiliates of Carlyle hold approximately $41,187 principal amount of the Company’s outstanding debt obligations under the Term Loans (see Note 13) as of December 31, 2016.

Note 17—Stock Based Compensation

The Company recognized compensation expense related to awards under its stock based compensation plans as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Performance Based Units	$—	$9,460	$—	$9,460
2014 Equity Incentive Plan	—	16,766	—	16,352
Payroll taxes relating to stock based compensation	—	723	—	723
	—	26,949	—	26,535
2015 Incentive Award Plan	961	150	1,246	150
Other	264	133	288	275
Total	$1,225	$27,232	$1,534	$26,960

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

The Company recognized compensation expense related to awards under the 2014 Plan as follows:

	Three Months Ended	Six Months Ended
	December 31, 2015	December 31, 2015
Time vesting profits interests	$5,844	$5,569
Time vesting restricted capital interests	3,549	3,410
Performance-vesting profits interests	7,373	7,373
Total	$16,766	$16,352

2014 Plan—Profits Interests Valuation

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

2014 Plan—Restricted Capital Interests Valuation

For restricted capital interests issued under the 2014 Plan the Company calculated the estimated fair value of each award using the Black-Scholes option valuation model. The expense at the time of the IPO was calculated using the IPO stock price of $13 per share on a per share equivalent basis of Holdings shares less a lack of marketability discount rate due to the shares not being freely tradeable. At the time of the Company’s IPO all the restricted capital interests in Holdings were converted on an equivalent share basis. As of June 30, 2016, there are no restricted capital interests outstanding, nor is there any unearned compensation related to unvested restricted capital interests.

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

A summary of the stock activity for the six months ended December 31, 2016 under the 2015 Plan is as follows:

	Number	Weighted Average Grant Date Fair Value (per share)
Non-vested as of June 30, 2016	171,854	$13.41
Granted	482,358	$13.72
Forfeited	(9,000)	$13.72
Vested	(16,248)	$13.85
Non-vested as of December 31, 2016	628,964	$13.48

As of December 31, 2016, $7,542 of unrecognized stock-based compensation expense related to non-vested restricted stock awards under the 2015 Incentive Award Plan is expected to be recognized over a weighted-average period of 2.6 years.

In November 2016, the Company’s members approved the 2016 Incentive Award Plan (the “2016 Plan”), and since that time, no new awards may be granted under the 2015 Plan. No awards have been granted under the 2016 Plan.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Sales
North America	$181,409	$201,445	$370,709	$416,977
Europe	181,107	200,971	376,780	422,384
Asia	23,610	26,941	46,462	49,047
Total Net Sales	$386,126	$429,357	$793,951	$888,408

Depreciation and Amortization
North America	$14,428	$15,080	$28,639	$30,570
Europe	13,422	16,315	27,691	33,373
Asia	852	1,332	1,813	2,095
Total Depreciation and Amortization	$28,702	$32,727	$58,143	$66,038

Operating Income
North America	$9,085	$(5,045)	$18,812	$9,297
Europe	11,523	7,320	27,638	30,543
Asia	4,307	4,848	6,191	7,962
Total Operating Income	$24,915	$7,123	$52,641	$47,802

Adjusted EBITDA
North America	$26,131	$29,539	$51,428	$61,801
Europe	26,268	33,569	58,094	74,360
Asia	5,142	6,298	8,075	10,441
Total Adjusted EBITDA	$57,541	$69,406	$117,597	$146,602

	Six Months Ended
	December 31,
	2016	2015
Capital Expenditures
North America	$10,165	$7,904
Europe	14,844	12,117
Asia	1,038	4,486
Total Capital Expenditures	$26,047	$24,507

	As of December 31,	As of June 30,
	2016	2016
Total Assets
North America	$755,813	$754,418
Europe	822,506	883,361
Asia	71,553	69,811
Total Assets	$1,649,872	$1,707,590

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Premium Folding Cartons	$252,412	$277,915	$521,628	$584,877
Inserts	55,265	61,673	116,241	127,087
Labels	34,786	31,963	68,041	65,649
Rigid Packaging	28,006	31,581	60,243	65,923
Other Consumer Products	44,923	56,805	84,326	110,140
Total	415,392	459,937	850,479	953,676
Sales Reserves and Eliminations	(29,266)	(30,580)	(56,528)	(65,268)
Total Net Sales	$386,126	$429,357	$793,951	$888,408

Consumer	$201,789	$226,749	$407,962	$460,086
Healthcare	144,534	150,054	298,311	307,813
Multi-Media	39,803	52,554	87,678	120,509
Total Net Sales	$386,126	$429,357	$793,951	$888,408

The following is a reconciliation of EBITDA and Adjusted EBITDA to consolidated net income.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Consolidated net income (loss)	$(1,530)	$(8,004)	$11,339	$5,080
Depreciation and amortization	28,702	32,727	58,143	66,038
Interest expense	12,903	16,016	27,545	34,745
Income tax expense (benefit)	(57)	(4,656)	3,095	575
EBITDA	40,018	36,083	100,122	106,438

Transaction costs	538	2,064	822	2,414
Stock based and deferred compensation	1,225	27,232	1,534	26,960
Debt extinguishment charges	16,569	3,867	16,569	3,867
Purchase accounting adjustments	122	292	350	623
Restructuring related costs	3,785	750	6,653	3,576
(Gain) loss on sale of fixed assets	(1,090)	168	(983)	362
Foreign currency (gains) losses	(2,275)	473	(4,715)	3,340
Other adjustments to EBITDA	(1,351)	(1,523)	(2,755)	(978)

Adjusted EBITDA	$57,541	$69,406	$117,597	$146,602

Note 19—Subsequent Events

On January 23, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, WestRock Company, a Delaware corporation (“WestRock”), and WRK Merger Sub Limited, a Bermuda exempted company and a wholly owned subsidiary of WestRock (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), pursuant to the provisions of the Companies Act 1981 of Bermuda (the “BCA”), with the Company surviving as a wholly owned subsidiary of WestRock.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding common share of the Company, par value $1.00 per share (each, a “Company Share”) (other than Company Shares (i) owned by WestRock, Merger Sub or any other direct or indirect wholly owned subsidiary of WestRock, (ii) owned by the Company or its subsidiaries or (iii) held by members who do not vote in favor of the Merger and comply with all of the provisions of the BCA concerning the rights of holders of Company Shares to require appraisal of their Company Shares pursuant to Bermuda law) will be cancelled and converted into the right to receive $18.00 per Company Share in cash subject to any applicable withholding of taxes, without interest (the “Merger Consideration”).

Immediately prior to the Effective Time, each restricted stock unit award of the Company that is subject to performance-based vesting conditions and each restricted stock award of the Company that is then outstanding will be cancelled and terminated and each holder will have the right to receive an amount in cash equal to (i) the number of Company Shares subject to such award multiplied by (ii) the Merger Consideration less applicable withholding taxes. Each restricted stock unit award of the Company that is not subject to performance-based vesting conditions that is outstanding immediately prior to the Effective Time will be assumed by WestRock and converted into an award of restricted stock units of WestRock after giving effect to appropriate adjustments to reflect the consummation of the Merger, as set forth in the Merger Agreement.

The consummation of the Merger is conditioned, among other things, on: (i) approval and adoption of the Merger Agreement and the statutory merger agreement between the Company and Merger Sub (the “Statutory Merger Agreement”) by holders of at least three-fourths of the issued and outstanding Company Shares voting at the meeting of the members of the Company (“Company Shareholder Approval”), (ii) receipt of regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and antitrust notification and approvals required in non-U.S. jurisdictions, including Canada, China, the European Union, and Mexico and (iii) other customary closing conditions. The Merger Agreement generally requires each party to take all actions necessary to resolve objections under any antitrust law, except that WestRock is not required to take any Divestiture Action (as defined in the Merger Agreement) with respect to any products, services, assets, businesses or contractual arrangements of: (i) the Company and its subsidiaries, if such Divestiture Action would reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole, or (ii) WestRock or its subsidiaries. The Company or WestRock may terminate the Merger Agreement if the Merger is not consummated by October 23, 2017 (the “End Date”), which date may be extended to January 23, 2018 under certain circumstances described in the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of the Company, WestRock, and Merger Sub. The Company has agreed to operate its business in the ordinary course between the execution of the Merger Agreement and the Effective Time. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals, subject to a customary “fiduciary out” provision that allows the Company under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the board of directors of the Company (the “Board”) has determined in good faith, after consultation with its financial advisor and outside legal counsel, constitutes or is reasonably expected to lead to a “Superior Proposal” (as such term is defined in the Merger Agreement).

The Merger Agreement also includes customary termination provisions for both the Company and WestRock, subject, in certain circumstances, to the payment by the Company of a termination fee of $42.4 million (the “Termination Fee”). Circumstances in which the Termination Fee would be required to be paid include if the Merger Agreement is terminated (i) by WestRock, following a change of recommendation in favor of the Merger by the Board, (ii) by the Company in order to enter into an acquisition agreement related to a Superior Proposal or (iii) (x) on or following the End Date, or (y)

if Shareholder Approval has not been obtained, after an alternative acquisition proposal has been publicly made, and within 12 months following such termination the Company enters into a alternative acquisition agreement or an alternative acquisition is consummated; provided, however, that the Termination Fee would not be payable pursuant to clause (iii)(y) above if any alternative acquisition proposal made prior to the termination date was withdrawn at least five business days prior to the Company’s shareholder meeting and any alternative acquisition agreement entered into, or alternative transaction consummated, by the Company within 12 months of the termination date is not with a Specified Person (as defined in the Merger Agreement).

The Board has (i) approved the execution, delivery and performance of the Merger Agreement and the Statutory Merger Agreement, (ii) determined that entering into the Merger Agreement and the Statutory Merger Agreement is in the best interests of the Company and its members, (iii) declared the Merger Agreement advisable and (iv) resolved to recommend approval of the Merger, the Merger Agreement and the Statutory Merger Agreement to the Company’s members.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated December 31, 2016 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

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

Products are manufactured in approximately 60 facilities located in the United States, Europe, Canada, Mexico and China. We also have strategic alliances with companies in Europe and China who outsource certain products and production activities. In some cases, we procure non-paperboard, paper or plastic products to include in special packaging project deliverables for our customers. Products are generally cartons, labels, inserts or other paper or paperboard packaging products.

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

Trends

General Information

Our largest customers are generally large multinational entities, many of which are consolidating global packaging requirements under a smaller number of suppliers. We believe we are favorably situated for this transition due to our many facilities, global footprint, standardized equipment from plant to plant and our relative size compared to other packaging suppliers. The packaging marketplace is very fragmented, with no one vendor providing a significant portion of the packaging needs.

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

Operational Restructurings

We regularly evaluate our operating facilities in our geographic segments in order to share best practices, ensure logistics that serve customers are appropriate and maximize our operating efficiencies. We have successfully integrated our acquisitions, have achieved our original synergy targets, and will continue to optimize our operations over the next several quarters. In connection with these evaluations, we have closed certain facilities in recent periods. The Company previously announced the closure of the former ASG facility located in Melrose Park, Illinois in September 2015, and the closure was completed in February 2016.  In May 2016, we announced the intention to relocate our Stuttgart, Germany business, which is expected to be completed as planned by June 2017. We are consolidating this facility into other existing facilities in Germany in order to better serve our customers and gain operational efficiencies. In August and December 2016, we announced our intention to close our Bradford and Portsmouth sites, respectively, in the United Kingdom as a result of a customer’s consolidation of all their tobacco carton volumes with other existing suppliers. In October 2016, we announced the closure of one of our North America multi-media facilities in Louisville, Kentucky as a result of the recent sales declines in business in this end market.

Restructuring charges of $6.7 million were recorded in the six months ended December 31, 2016, which were primarily related to the aforementioned Stuttgart, Bradford, Portsmouth and Louisville sites. We believe all of these operational restructurings will have a positive impact on gross profit and gross profit percentage in future periods.

Our plans also include evaluating several other opportunities over the next few quarters in order to maximize the efficiency of our global manufacturing footprint. In connection with these plans, the Company may record additional restructuring and closure cost charges over the next several quarters.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015.

The table below presents our results of operations for the respective periods.

	Three Months Ended
	December 31,
(amounts in thousands)	2016	2015
Net sales	$386,126	$429,357

Cost of goods sold	303,493	333,632
Gross profit	82,633	95,725

Selling, general and administrative expenses
Selling, general and administrative expenses	55,955	59,306
Stock based and deferred compensation expense	1,225	27,232
Transaction related expenses	538	2,064
Total selling, general and administrative expenses	57,718	88,602

Operating income	24,915	7,123

Other income (expense), net	2,970	100
Debt extinguishment charges	(16,569)	(3,867)
Interest expense	(12,903)	(16,016)
Total other expense, net	(26,502)	(19,783)

Income (loss) before income taxes	(1,587)	(12,660)

Income tax (expense) benefit	57	4,656

Consolidated net income (loss)	(1,530)	(8,004)

Net loss attributable to noncontrolling interest	405	87

Net income (loss) attributable to shareholders of Multi Packaging Solutions International Limited	$(1,125)	$(7,917)

Net Sales

The decrease in net sales for the three months ended December 31, 2016 was  $43.2 million, or 10.1%, when compared to the three months ended December 31, 2015. Net sales were unfavorably impacted by foreign currency changes of $20.9 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. Based on current foreign exchange rates, specifically the British Pound Sterling, we expect negative impacts from foreign exchange for the remainder of the current fiscal year when results are compared to the prior year period. We experienced a reduction in multi-media sales of $11.3 million, a reduction of $3.5 million related to a toy project, a reduction of $3.0 million of sales for three customers in the tobacco industry in the United Kingdom, a reduction of $3.8 million of sales for three drinks customers in the United Kingdom and a  reduction of $1.8 million of sales in the North America healthcare market. There was a nominal net increase in sales of $1.1 million for the remainder of our business.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Three Months Ended
	December 31,
(amounts in thousands)	2016	2015
North America
Consumer	$81,340	$88,297
Healthcare	65,490	67,259
Multi-Media	34,579	45,889
	$181,409	$201,445

Europe
Consumer	$102,289	$116,545
Healthcare	73,594	77,761
Multi-Media	5,224	6,665
	$181,107	$200,971

Asia
Consumer	$18,160	$21,907
Healthcare	5,450	5,034
	$23,610	$26,941

Total	$386,126	$429,357

North America

The decrease in North America net sales for the three months ended December 31, 2016 was $20.0 million, or 9.9%, when compared to the three months ended December 31, 2015. This decrease was primarily the result of a decrease in multi-media sales of $11.3 million, or 24.6%, and to a lesser extent a decrease in consumer sales of $7.0 million, or 7.9%, primarily due to weaker transaction card sales, when comparing the current period net sales to the prior year period. Foreign exchange rates negatively impacted net sales by $0.6 million related to our Canada and Mexico subsidiaries.

Europe

The decrease in Europe net sales for the three months ended December 31, 2016 was $19.9 million, or 9.9%, when compared to the three months ended December 31, 2015. Foreign exchange rates negatively impacted net sales by  $19.1 million. The decrease in Europe consumer net sales for the period was $14.3 million, or 12.2%, when compared to the prior year period. This was primarily due to the unfavorable impact of foreign exchange, a reduction in sales of approximately $3.0 million for three customers in the tobacco industry in the United Kingdom and a reduction in sales of $3.8 million for three drinks customers in the United Kingdom. Europe healthcare sales for the period ended December 31, 2016 decreased  $4.2 million, or 5.4%, when compared to the prior year period, however on a constant currency basis, such sales increased approximately 7%.  The decrease in Europe multi-media net sales for the period was $1.4 million, or 21.6%, when compared to the prior year period, which was principally due to unfavorable foreign exchange rates. On a constant currency basis, such sales declined approximately 4% which is due to the timing of this business’ sales as certain projects shifted into the first fiscal quarter as compared to the prior year (fiscal year to date sales for Europe multi-media increased approximately 20% on a constant currency basis).

Asia

The decrease in Asia net sales for three months ended December 31, 2016 was $3.3 million, or 12.4%, when compared to the three months ended December 31, 2015. Foreign exchange rates negatively impacted net sales by $1.2 million. On a constant currency basis, Asia consumer sales declined when compared to the prior year period due to reduced demand from certain customers.  Asia healthcare sales for the period increased  $0.4 million, or 8.3%, despite the unfavorable foreign exchange rates.

Gross Profit

	Three Months Ended
	December 31,
(Dollars in thousands)	2016	2015
Net sales	$386,126	$429,357
Cost of goods sold	303,493	333,632
Gross profit	$82,633	$95,725
Gross profit %	21.4%	22.3%

Gross profit for the three months ended December 31, 2016 decreased when compared to the gross profit for the three months ended December 31, 2015 primarily due to the aforementioned decrease in net sales. Gross profit percentage also decreased as a result of the mix of sales, including the lower multi-media sales in the current quarter as compared to the prior year quarter. Such sales typically had higher gross profit percentages due to the specialty nature of such products. The decline also relates to certain operational issues at specific facilities identified in the fourth quarter of the prior fiscal year that continued into the first half of the current fiscal year. These issues relate to the transfer of work from Scotland to China for the drinks business, lower overhead absorption in the transaction card business due to weakness in EMV card sales, and costs associated with the German operations as the Company implements new ERP systems.

Additionally, restructuring charges of $3.1 million and $0.8 million are included in cost of goods sold for the three months ended December 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended December 31, 2016 were $57.7 million, a decrease of $30.9 million when compared to the prior period. Such expenses were significantly impacted by  stock based and deferred compensation expenses totaling $27.2 million in the prior year principally associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering.

Selling, general and administrative expenses as a percentage of net sales were 14.5% for the three months ended December 31, 2016 as compared to 13.8% for the prior period, which is principally attributable to a portion of the Company’s costs being fixed and the impact of lower than anticipated sales in the current period. Selling, general and administrative expenses decreased in the current year by approximately $3.4 million primarily due to the foreign exchange translation impact as other changes in these costs generally offset one another. We experienced a decrease in expenses in the current year as a result of our recent restructuring programs and site closures, as well as reduced employee bonus expense in the current period as compared to the prior period.  Such decreases were partially offset with additional costs incurred in the current quarter as compared to the prior period associated with operating as a public reporting company.

Other Income (Expense)

Other income (expense) is related to foreign currency gains and losses (principally due to intercompany loan balances) and the change in fair value of our derivative instruments.

Interest expense for the three months ended December 31, 2016 was $12.9 million compared to $16.0 million for the three months ended December 31, 2015. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans with the proceeds of our initial public offering and $55.2 million from the voluntary early partial repayment of term and other loans during the prior fiscal year.  Additionally, our consolidated interest expense is lower as a result of the redemption of the 8.5% Senior Notes and the repricing of our Euro and British Pound Sterling borrowings, as documented by the Fifth Amendment. Included in interest expense in the three months ended December 31, 2016 and 2015 is amortization of deferred finance fees and debt discount of $1.1 million and $1.0 million, respectively.

Income Taxes

Our effective income tax rate for the three months ended December 31, 2016 and 2015, was 3.6% and 36.8%, respectively, and is recorded based upon our annual estimated effective tax rate  (refer to the Income Taxes section of the six months ended December 31, 2016 section for additional details).  The effective tax rate for the three months ended December 31, 2016 is lower than the statutory rate primarily due to the mix of earnings by jurisdiction and the disproportionate earnings recorded during the three months ended December 31, 2016 as compared to the three months ended September 30, 2016.

Operating Income/Adjusted EBITDA*

	Three Months Ended
	December 31,
(amounts in thousands)	2016	2015
Operating Income
North America	$9,085	$(5,045)
Europe	11,523	7,320
Asia	4,307	4,848
Total	$24,915	$7,123

Adjusted EBITDA
North America	$26,131	$29,539
Europe	26,268	33,569
Asia	5,142	6,298
Total	$57,541	$69,406

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

North America

North America operating income was $9.1 million for the three months ended December 31, 2016 as compared to an operating loss of $5.0 million for the three months ended December 31, 2015, and North America Adjusted EBITDA was $26.1 million and $29.5 million for the three months ended December 31, 2016 and 2015, respectively. Operating income in the prior year period was most significantly impacted by the recording of $18.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is primarily due to the aforementioned impact of the lower multi-media sales and the related profit impact, and the impact of the lower overhead absorption in the transaction card business. Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company, are included in the North America segment.

Europe

Europe operating income was $11.5 million and $7.3 million for the three months ended December 31, 2016 and 2015, respectively, and Europe Adjusted EBITDA was $26.3 million and $33.6 million for the three months ended December 31, 2016 and 2015, respectively. Operating income in the prior year was most significantly impacted by the recording of

$8.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is principally due to the aforementioned operational issues associated with the transfer of work from Scotland to China for the drinks business and the costs associated with the Germany operations as the Company implements new ERP systems.

Asia

Asia operating income was $4.3 million and $4.8 million for the three months ended December 31, 2016 and 2015, respectively, and Asia Adjusted EBITDA was $5.1 million and $6.3 million for the three months ended December 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 18.2% and 18.0% for the three months ended December 31, 2016 and 2015, respectively.

Results of Operations

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015.

The table below presents our results of operations for the respective periods.

	Six Months Ended
	December 31,
(amounts in thousands)	2016	2015
Net sales	$793,951	$888,408

Cost of goods sold	626,974	693,342
Gross profit	166,977	195,066

Selling, general and administrative expenses
Selling, general and administrative expenses	111,980	117,890
Stock based and deferred compensation expense	1,534	26,960
Transaction related expenses	822	2,414
Total selling, general and administrative expenses	114,336	147,264

Operating income	52,641	47,802

Other income (expense), net	5,907	(3,535)
Debt extinguishment charges	(16,569)	(3,867)
Interest expense	(27,545)	(34,745)
Total other expense, net	(38,207)	(42,147)

Income (loss) before income taxes	14,434	5,655

Income tax (expense) benefit	(3,095)	(575)

Consolidated net income (loss)	11,339	5,080

Net loss attributable to noncontrolling interest	785	10

Net income (loss) attributable to shareholders of Multi Packaging Solutions International Limited	$12,124	$5,090

Net Sales

The decrease in net sales for the six months ended December 31, 2016 was $94.5 million, or 10.6%, when compared to the six months ended December 31, 2015. Net sales were unfavorably impacted by foreign currency changes of $38.3 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. Based on current foreign exchange rates, specifically the British Pound Sterling, we expect negative impacts from foreign exchange for the remainder of the current fiscal year when results are compared to the prior year period. We experienced a reduction in multi-media sales of $26.4 million, a reduction of $9.0 million related to a toy project, a reduction of $8.2 million of sales for three customers in the tobacco industry in the United Kingdom, a reduction of $7.6 million of sales for three drinks customers in the United Kingdom and a  reduction of $7.0 million of sales in the North America healthcare market. There was a nominal net increase in sales of $2.0 million for the remainder of our business.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Six Months Ended
	December 31,
(amounts in thousands)	2016	2015
North America
Consumer	$161,587	$167,587
Healthcare	135,912	142,912
Multi-Media	73,210	106,478
	$370,709	$416,977

Europe
Consumer	$211,284	$253,700
Healthcare	151,028	154,653
Multi-Media	14,468	14,031
	$376,780	$422,384

Asia
Consumer	$35,091	$38,799
Healthcare	11,371	10,248
	$46,462	$49,047

Total	$793,951	$888,408

North America

The decrease in North America net sales for the six months ended December 31, 2016 was $46.3 million, or 11.1%, when compared to the six months ended December 31, 2015. This decrease was primarily the result of a decrease in multi-media sales of $33.3 million, or 31.2%, and to a lesser extent decreases in consumer sales, primarily due to weaker transaction card sales, and overall weakness in healthcare sales when comparing the current period net sales to the prior year period. Foreign exchange rates negatively impacted net sales by $1.1 million related to our Canada and Mexico subsidiaries.

Europe

The decrease in Europe net sales for the six months ended December 31, 2016 was $45.6 million, or 10.8%, when compared to the six months ended December 31, 2015. Foreign exchange rates negatively impacted net sales by $34.8 million. The decrease in Europe consumer net sales for the period was $42.4 million, or 16.7%, when compared to the prior year period. This was primarily due to the unfavorable impact of foreign exchange, a reduction in sales of approximately $8.2 million for three customers in the tobacco industry in the United Kingdom and a reduction in sales of $7.6 million for three drinks customers in the United Kingdom. Europe healthcare sales for the period ended December 31, 2016 decreased $3.6 million, or 2.3%, when compared to the prior year period, however on a constant currency basis, such sales increased approximately 9%. The increase in Europe multi-media net sales for the period was $0.4 million, or 3.1%, when compared to the prior year period. On a constant currency basis, this business recorded strong results in the current period with approximately 20% growth over the prior year period.

Asia

The decrease in Asia net sales for six months ended December 31, 2016 was $2.6 million, or 5.3%, when compared to the six months ended December 31, 2015. Foreign exchange rates negatively impacted net sales by $2.3 million. On a constant currency basis, Asia consumer sales declined when compared to the prior year period due to reduced demand from certain customers. Asia healthcare sales for the period increased $1.1 million, or 11.0%, despite the unfavorable foreign exchange rates.

Gross Profit

	Six Months Ended
	December 31,
(Dollars in thousands)	2016	2015
Net sales	$793,951	$888,408
Cost of goods sold	626,974	693,342
Gross profit	$166,977	$195,066
Gross profit %	21.0%	22.0%

Gross profit for the six months ended December 31, 2016 decreased when compared to the gross profit for the six months ended December 31, 2015 primarily due to the aforementioned decrease in net sales. Gross profit percentage also decreased as a result of the mix of sales, including the lower multi-media sales in the current period as compared to the prior year. Such sales typically had higher gross profit percentages due to the specialty nature of such products. The decline also relates to certain operational issues at specific facilities identified in the fourth quarter of the prior fiscal year that continued into the first half of the current fiscal year. These issues relate to the transfer of work from Scotland to China for the drinks business, lower overhead absorption in the transaction card business due to weakness in EMV card sales, and costs associated with the German operations as the Company implements new ERP systems.

Additionally, restructuring charges of $5.6 million and $3.4 million are included in cost of goods sold for the six months ended December 31, 2016 and 2015, respectively.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the six months ended December 31, 2016 were $114.3 million, a decrease of $32.9 million when compared to the prior period. Such expenses were significantly impacted by stock based and deferred compensation expenses totaling $27.0 million in the prior year principally associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering.

Selling, general and administrative expenses as a percentage of net sales were 14.1% for the six months ended December 31, 2016 as compared to 13.3% for the prior period, which is principally attributable to the lower than anticipated sales in the current period. Selling, general and administrative expenses decreased in the current year by approximately $5.9 million primarily due to the foreign exchange translation impact as other changes in these costs generally offset one another. We experienced a decrease in expenses in the current year as a result of our recent restructuring programs and site closures, as well as reduced employee bonus expense in the current period as compared to the prior period.  Such decreases were partially offset with additional costs incurred in the current quarter as compared to the prior period associated with operating as a public reporting company.

Other Income (Expense)

Other income (expense) is related to foreign currency gains and losses (principally due to intercompany loan balances) and the change in fair value of our derivative instruments.

Interest expense for the six months ended December 31, 2016 was $27.5 million compared to $34.7 million for the six months ended December 31, 2015. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans with the proceeds of our initial public offering and $55.2 million from the voluntary early partial repayment of term and other loans during the prior fiscal year. Additionally, our consolidated interest expense is lower as a result of the redemption of the 8.5% Senior Notes and the repricing of our Euro and British Pound Sterling borrowings, as documented by the Fifth Amendment. Included in interest expense in the six months ended December 31, 2016 and 2015 is amortization of deferred finance fees and debt discount of $2.0 million and $2.2 million, respectively.

Income Taxes

Our effective income tax rate for the six months ended December 31, 2016 and 2015, was 21.4% and 10.2%, respectively, and is recorded based upon our annual estimated effective tax rate. The effective tax rate for the six months ended December 31, 2016 is lower than the statutory rate primarily due to the mix of earnings by jurisdiction. This includes the debt extinguishment charges recorded in the current period associated with the Fifth Amendment (see Note 13 to the financial statements included elsewhere in this quarterly report), which were primarily recorded in the United States. Also included in the six months ended December 31, 2016 was a benefit of $0.8 million related to a further reduction in the enacted UK statutory tax rate and an expense of $0.9 million related to the finalization of certain audits. The effective tax rate for the six months ended December 31, 2015 included a benefit of $2.7 million related to a reduction in the enacted UK statutory tax rate and was further impacted by the recording of non-deductible stock compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering.

Operating Income/Adjusted EBITDA*

	Six Months Ended
	December 31,
(amounts in thousands)	2016	2015
Operating Income
North America	$18,812	$9,297
Europe	27,638	30,543
Asia	6,191	7,962
Total	$52,641	$47,802

Adjusted EBITDA
North America	$51,428	$61,801
Europe	58,094	74,360
Asia	8,075	10,441
Total	$117,597	$146,602

North America

North America operating income was $18.8 million for the six months ended December 31, 2016 as compared to $9.3 million for the six months ended December 31, 2015, and North America Adjusted EBITDA was $51.4 million and $61.8 million for the six months ended December 31, 2016 and 2015, respectively. Operating income in the prior year period was most significantly impacted by the recording of $18.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is primarily due to the aforementioned impact of the lower multi-media sales and the related profit impact, and the impact of the lower overhead absorption in the transaction card business. Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company are included in the North America segment.

Europe

Europe operating income was $27.6 million and $30.5 million for the six months ended December 31, 2016 and 2015, respectively, and Europe Adjusted EBITDA was $58.1 million and $74.4 million for the six months ended December 31, 2016 and 2015, respectively. Operating income in the prior year was most significantly impacted by the recording of $8.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is principally due to the aforementioned operational issues associated with the transfer of work from Scotland to China for the drinks business and the costs associated with the Germany operations as the Company implements new ERP systems.

Asia

Asia operating income was $6.2 million and $8.0 million for the six months ended December 31, 2016 and 2015, respectively, and Asia Adjusted EBITDA was $8.1 million and $10.4 million for the six months ended December 31, 2016 and 2015, respectively. Operating income as a percentage of net sales was 13.3% and 16.2% for the six months ended December 31, 2016 and 2015, respectively. The decreases are principally due to the aforementioned operational issues.

Liquidity and Capital Resources

At December 31, 2016 and June 30, 2016, the Company had cash and cash equivalents of $44.6 million and $44.8 million, respectively, of which $39.0 million and $31.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to indefinitely reinvest the earnings of our subsidiaries in those respective jurisdictions and our current plans do not demonstrate a need to repatriate them to the parent company. If these funds were needed for our operations in other jurisdictions, we may be required to record and pay significant income taxes to repatriate these funds to the parent company. As a result of the 2016 U.S. election and ongoing activity in the U.S. Congress relating to tax reform proposals, there is in particular a heightened possibility of significant changes to U.S. federal tax laws. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

As of December 31, 2016, we had $68.6 million in borrowing capacity under our U.S. dollar revolving credit facility, net of $1.4 million of outstanding letters of credit) and £50.0 million ($61.2 million as of December 31, 2016) in borrowing capacity available under our British Pound Sterling revolving credit facility. As of December 31, 2016 and June 30, 2016, total debt, net of cash, was $843.7 million and $863.1  million, respectively. Working capital was $210.8 million as compared to $216.7 million and the current ratio was 1.8 to one as of both dates.

We believe that our cash on hand at December 31, 2016, as well as projected cash flows from operations and availability under our Amended and Restated Credit Agreement, as subsequently amended, (collectively, the “Credit Agreement”) are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures, and our other cash requirements for at least the next twelve months. Additionally, we expect that the potential sale of the underlying assets or funds generated from operations will be sufficient to cover the cash requirements related to the aforementioned intention to close certain facilities.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

	Six Months Ended
	December 31,
(amounts in thousands)	2016	2015
Cash flows provided by (used in):
Operating activities	$60,864	$62,816
Investing activities	(52,901)	(26,068)
Financing activities	(6,341)	(35,767)
Effect of exchange rate changes	(1,747)	2,389
Net increase (decrease) in cash and cash equivalents	$(125)	$3,370

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the six months ended December 31, 2016 decreased by $2.0 million when compared to the prior year period, which was principally due to the decrease in Adjusted EBITDA as discussed above and working capital changes. The decrease in net income and other non-cash items was $33.5 million in the current period as compared to the prior year period. This was offset by the change in working capital accounts of $31.5 million as compared to the prior year period which was principally due to net cash inflows in these accounts as reduced investments in working capital were required due to the lower than anticipated sales in the current period.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the six months ended December 31, 2016 increased by $26.8 million when compared to the prior year period.  The increase was principally due to cash used to fund the current year acquisitions of AJS and i3.

Cash Flow Used in Financing Activities

Cash flow used in financing activities was $6.3 million for the six months ended December 31, 2016 compared to cash flow used in financing activities of $35.8 million for the six months ended December 31, 2015. The net cash used in both periods principally reflects scheduled principal repayments and additional voluntary repayments on the Company’s existing debt. In the prior year, this included debt repayments made with the proceeds of the Company’s initial public offering.

Contractual Obligations

During the three months ended December 31, 2016, there were no significant changes to the amounts disclosed in the Company’s contractual obligations table in the Company’s Annual Report on Form 10-K, except that in October 2016, the Company entered into that certain Fifth Amendment to the Credit Agreement and Third Incremental Joinder and redeemed the Notes. See Note 13 to the Notes to Condensed Consolidated Financial Statements.

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

There were no significant changes during the six months ended December 31, 2016 to the items disclosed as Significant Accounting Policies and Critical Accounting Estimates in the Company’s Annual Report on Form 10-K, except for the adoption of ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations

See also Note 2 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements that have not yet been adopted by the Company, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the six months ended December 31, 2016 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: February 14, 2017	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2017	By:	/s/ William H. Hogan
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

10.1

Fifth Amendment to Credit Agreement, dated as of October 14, 2016, among Multi Packaging Solutions Limited, MPS/CSK Holdings, Inc., Multi Packaging Solutions, Inc., each other Loan Party thereto, the several banks and other financial institutions or entities parties thereto as lenders, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37598), filed with the SEC on October 17, 2016)

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