Form 10-Q
period 2017-03-31
Multi Packaging Solutions International Ltd
filed 2017-05-12
CIK 1645926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No  

As of May 5, 2017, there were 77,697,792 common shares, $1.00 par value per share, outstanding.

Multi Packaging Solutions International Limited and subsidiaries

FOR THE THREE AND NINE MONTHS ENDED march 31, 2017

Part 1 ‒ Financial Information

ITEM 1.FINANCIAL STATEMENTS

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	March 31,	June 30,
	2017	2016
	(unaudited)
Current assets
Cash and cash equivalents	$63,450	$44,769
Accounts receivable, net	240,475	237,179
Inventories	153,872	165,617
Prepaid expenses and other current assets	24,614	30,742
Total current assets	482,411	478,307

Property, plant and equipment
Land	48,904	52,093
Buildings and improvements	70,007	65,827
Machinery and equipment	379,016	393,206
Furniture and fixtures	16,012	15,580
Construction in progress	23,397	12,689
Total	537,336	539,395
Less: Accumulated depreciation	(167,644)	(155,700)
Total property, plant and equipment, net	369,692	383,695

Other assets
Intangible assets, net	302,379	340,858
Goodwill	475,911	464,714
Deferred income taxes	6,897	7,210
Other assets	32,428	32,806
Total assets	$1,669,718	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2017	2016
	(unaudited)
Current liabilities
Accounts payable	$147,893	$171,935
Payroll and benefits	34,313	36,977
Other current liabilities	37,483	40,892
Current portion of long-term debt	25,652	7,307
Income taxes payable	5,530	4,489
Total current liabilities	250,871	261,600

Long-term debt, less current portion	883,012	900,516
Deferred income taxes	62,736	72,625
Other long-term liabilities	30,948	29,955
Total liabilities	1,227,567	1,264,696

Shareholders’ equity
Authorized share capital – $1.00 par value, 1,000,000,000 shares authorized
Preference shares – no shares issued	—	—
Common shares – 77,697,792 and 77,452,946 issued	77,698	77,453
Additional paid-in capital	475,020	469,698
Accumulated deficit	(20,355)	(43,233)
Accumulated other comprehensive loss	(90,591)	(63,290)
Total Multi Packaging Solutions International Limited shareholders’ equity	441,772	440,628
Noncontrolling interest	379	2,266
Total shareholders’ equity	442,151	442,894
Total liabilities and shareholders’ equity	$1,669,718	$1,707,590

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net sales	$382,633	$399,184	$1,176,584	$1,287,592

Cost of goods sold	302,977	312,437	929,951	1,005,779
Gross profit	79,656	86,747	246,633	281,813

Selling, general and administrative expenses
Selling, general and administrative expenses	57,199	60,259	169,179	178,149
Stock based and deferred compensation expense	726	104	2,260	27,064
Transaction related expenses	2,655	371	3,477	2,785
Total selling, general and administrative expenses	60,580	60,734	174,916	207,998

Operating income	19,076	26,013	71,717	73,815

Other income (expense), net	1,898	(1,262)	7,805	(4,797)
Debt extinguishment charges	—	(64)	(16,569)	(3,931)
Interest expense	(11,927)	(14,896)	(39,472)	(49,641)
Total other expense, net	(10,029)	(16,222)	(48,236)	(58,369)

Income before income taxes	9,047	9,791	23,481	15,446

Income tax (expense) benefit	1,234	(6,178)	(1,861)	(6,753)

Consolidated net income	10,281	3,613	21,620	8,693

Net loss attributable to noncontrolling interest	473	170	1,258	180

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$10,754	$3,783	$22,878	$8,873

Net income attributable to shareholders of Multi Packaging Solutions International Limited per share:
Basic	$0.14	$0.05	$0.29	$0.12
Diluted	$0.14	$0.05	$0.29	$0.12

Weighted-average number of common shares outstanding:
Basic	77,696	77,452	77,583	71,076
Diluted	77,696	77,452	77,583	71,076

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	$10,272	$(1,192)	$(26,225)	$(22,764)
Adjustment on available-for-sale securities	19	111	7	89
Pension adjustments	181	(3,541)	(1,083)	(2,087)
Total other comprehensive loss	10,472	(4,622)	(27,301)	(24,762)

Comprehensive income (loss)	20,753	(1,009)	(5,681)	(16,069)
Comprehensive loss (income) attributable to non-controlling interests	473	—	1,258	(17)
Comprehensive income (loss) attributable to shareholders of Multi Packaging Solutions International Limited	$21,226	$(1,009)	$(4,423)	$(16,086)

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Shares		Paid-In	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance at June 30, 2016	77,452,946	$77,453	$469,698	$(43,233)	$(63,290)	$2,266	$442,894

Net income (loss)	—	—	—	22,878	—	(1,258)	21,620
Stock compensation	18,602	19	1,919	—	—	—	1,938
Issuance of common shares in connection with acquisitions	226,244	226	2,774	—	—	—	3,000
Purchase of non-controlling interest	—	—	629	—	—	(629)	—
Other comprehensive loss	—	—	—	—	(27,301)	—	(27,301)

Balance at March 31, 2017	77,697,792	$77,698	$475,020	$(20,355)	$(90,591)	$379	$442,151

See notes to condensed consolidated financial statements.

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2017	2016
Operating Activities
Net income	$21,620	$8,693
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation expense	48,587	55,825
Amortization expense	37,798	41,665
Amortization of deferred financing fees	3,073	3,102
Debt extinguishment non-cash charges	3,296	3,931
Deferred income taxes	(7,751)	(4,496)
Stock compensation	1,939	26,044
Unrealized foreign currency (gain) loss	(4,554)	2,818
Other	(3,991)	1,837
Change in assets and liabilities:
Accounts receivable	(6,533)	(11,887)
Inventories	7,793	5,231
Prepaid expenses and other current assets	5,529	355
Other assets	(1,604)	(7,201)
Accounts payable	(19,560)	(13,495)
Payroll and benefits	(1,908)	(13,110)
Other current liabilities	(5,339)	(10,010)
Income taxes payable	876	2,205
Other long-term liabilities	(2,007)	(2,590)
Net cash and cash equivalents provided by operating activities	77,264	88,917

Investing Activities
Additions to property, plant and equipment	(41,396)	(36,719)
Additions to intangible assets	(104)	(265)
Proceeds from sale of assets	4,298	2,616
Acquisitions of businesses, net of cash acquired	(26,765)	(10,685)
Net cash and cash equivalents used in investing activities	(63,967)	(45,053)

Financing Activities
Proceeds from initial public offering	—	186,424
Payments of offering costs	—	(7,024)
Proceeds from issuance of long-term debt	218,900	—
Proceeds from short-term borrowings	41,317	44,502
Payments on short-term borrowings	(24,317)	(43,755)
Payments on long-term debt	(224,509)	(235,627)
Debt issuance costs	(3,985)	—
Net cash and cash equivalents provided by (used in) financing activities	7,406	(55,480)

Effect of exchange rate changes on cash and cash equivalents	(2,022)	2,492
Increase (decrease) in cash and cash equivalents	18,681	(9,124)
Cash and cash equivalents—beginning	44,769	55,675
Cash and cash equivalents—ending	$63,450	$46,551

See notes to condensed consolidated financial statements.

Multi Packaging Solutions International Limited and subsidiaries

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share amounts)

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

Planned Merger with WestRock

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding common share of the Company (other than Company Shares (i) owned by WestRock, Merger Sub or any other direct or indirect wholly owned subsidiary of WestRock, (ii) owned by the Company or its subsidiaries or (iii) held by members who do not vote in favor of the Merger and comply with all of the provisions of the BCA concerning the rights of holders of common shares to require appraisal of their common shares pursuant to Bermuda law) will be cancelled and converted into the right to receive $18.00 per common share in cash subject to any applicable withholding of taxes, without interest (the “Merger Consideration”).

Immediately prior to the Effective Time, each restricted stock unit award of the Company that is subject to performance-based vesting conditions and each restricted stock award of the Company that is then outstanding will be cancelled and terminated and each holder will have the right to receive an amount in cash equal to (i) the number of common shares subject to such award multiplied by (ii) the Merger Consideration less applicable withholding taxes. Each restricted stock unit award of the Company that is not subject to performance-based vesting conditions that is outstanding immediately prior to the Effective Time will be assumed by WestRock and converted into an award of restricted stock units of WestRock after giving effect to appropriate adjustments to reflect the consummation of the Merger, as set forth in the Merger Agreement.

The consummation of the Merger is conditioned, among other things, on: (i) approval and adoption of the Merger Agreement and the statutory merger agreement between the Company and Merger Sub (the “Statutory Merger Agreement”) by holders of at least three-fourths of the issued and outstanding common shares voting at the meeting of the members of the Company (“Company Shareholder Approval”), (ii) receipt of regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and antitrust notification and approvals required in non-U.S. jurisdictions, including Canada, the European Union, and Mexico and (iii) other customary closing conditions. The Merger Agreement generally requires each party to take all actions necessary to resolve objections under any antitrust law, except that WestRock is not required to take any Divestiture Action (as defined in the Merger Agreement) with respect to any products, services, assets, businesses or contractual arrangements of: (i) the Company and its subsidiaries, if such Divestiture Action would reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole, or (ii) WestRock or its subsidiaries. The Company or WestRock may terminate the Merger Agreement if the Merger is not consummated by October 23, 2017 (the “End Date”), which date may be extended to January 23, 2018 under certain circumstances described in the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of the Company, WestRock, and Merger Sub. The Company has agreed to operate its business in the ordinary course between the execution of the Merger Agreement and the Effective Time. The Company has also agreed, following receipt of the Company Shareholder Approval, not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals.

The Merger Agreement also includes customary termination provisions for both the Company and WestRock, although following receipt of the Company Shareholder Approval, the Company would not be obligated to pay a termination fee upon any such termination.

The Merger Agreement and the Statutory Merger Agreement were approved and adopted by the Company’s shareholders on April 5, 2017 and has received the required antitrust approvals under the HSR Act and in Canada.

Note 2—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2017 and 2016 and the statements of cash flows for the nine months ended March

31, 2017 and 2016 and statement of shareholders’ equity for the nine months ended March 31, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended March 31, 2017 are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2017 or for any future interim period. The condensed consolidated balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements of the Company. However, the interim financial information does not include all of the information and notes required by GAAP for complete consolidated financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements for the fiscal year June 30, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Multi Packaging Solutions International Limited and its controlled subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In September 2016, the Company acquired a portion of the remaining noncontrolling interest in one of its subsidiaries, MPS Denver, LLC (“Denver”) for a nominal amount. The transaction was accounted for as an acquisition of noncontrolling interest and included in the statement of stockholders’ equity. As of March 31, 2017, the Company owns 80% of the outstanding ownership interests in Denver.

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

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit costs will be presented in the statement of operations separately from the service cost and outside of a subtotal of operating income from operations. In addition, only the service cost component may be eligible for capitalization where applicable. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within such annual period. The Company is currently evaluating the potential impacts of adopting the provisions of ASU No. 2017-07.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step 2 from the annual goodwill impairment test no longer requiring the comparison of the implied fair value of a reporting unit's goodwill with the carrying amount of goodwill. Early adoption is permitted and the guidance requires a prospective application. The guidance is effective for annual periods beginning after December 15, 2019, and the annual and any interim goodwill impairment tests within such fiscal year. The Company is currently evaluating the potential impacts of adopting the provisions of ASU No. 2017-04.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders—basic and diluted	$10,754	$3,783	$22,878	$8,873

Denominator:
Weighted average number of common shares outstanding—basic	77,696	77,452	77,583	71,076
Effect of unvested restricted stock and restricted stock units *	—	—	—	—
Weighted average number of common shares outstanding—diluted	77,696	77,452	77,583	71,076

Basic earnings per common share	$0.14	$0.05	$0.29	$0.12
Dilutive earnings per common share	$0.14	$0.05	$0.29	$0.12

* The effect of unvested restricted stock and restricted stock units for the three and nine months ended March 31, 2017 was not material.

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

Fiscal 2017

On November 4, 2016, the Company acquired the assets and business of i3 Plastic Cards (“i3”), a fully-integrated solution provider for creating and personalizing plastic transaction cards, including pre-paid gift and loyalty cards that is based in Dallas, Texas. The i3 business complements the Company’s existing transaction card operations and offers customers a broader range of options. The purchase price included cash consideration of $12,852 and 226,244 common shares of the Company, valued at $3,000.  The cash portion of the purchase price was funded with existing cash balances. Additional cash consideration may be paid based on the acquired business’ EBITDA, as defined in the Asset Purchase Agreement, through December 31, 2019. Such additional cash consideration may range from zero to $13,800. The i3 operations, which are included in the North America operating segment, are not material to the Company’s consolidated financial statements.

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

	i3	AJS	Total
Purchase Price:
Cash paid, net of cash acquired	$12,852	$13,913	$26,765
Equity issued	3,000	—	3,000
Fair value of contingent consideration	5,000	—	5,000
Total investment:	$20,852	$13,913	$34,765

Allocation:
Current assets	$1,835	$3,779	$5,614
Property, plant and equipment	3,090	2,388	5,478
Identifiable intangible assets	6,000	4,790	10,790
Deferred taxes	—	(1,020)	(1,020)
Assumed liabilities	(4,030)	(1,910)	(5,940)
Goodwill	13,957	5,886	19,843
	$20,852	$13,913	$34,765

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

On July 1, 2015, the Company completed the acquisition of BP Media, Ltd. (“BluePrint”). The acquisition of BluePrint provides the Company with pre-press and digital services in the European market, facilitating the processes surrounding translation and interchangeability of print content for foreign locations. In addition, BluePrint provides the Company with an established sales presence in the media markets in Europe, which will enable the Company to serve the European needs of global media releases. Consideration in the transaction consisted of cash totaling £1,587 (approximately $2,496 at the transaction date exchange rate), net of cash acquired. The purchase price was funded from existing cash balances. Subject to the provisions in the agreement, additional consideration of £1,000 (approximately $1,224 at current period-end exchange rates) is payable on June 30, 2018. Further consideration of 25% of the acquired business’s EBITDA, as defined in the share purchase agreement, for the three fiscal years ending June 30, 2018 is also payable to the sellers, subject to the achievement of a minimum EBITDA. The Company estimated £944 (approximately $1,176 at current period-end exchange rates) as the fair value of such contingent consideration as of the acquisition date. There were no material changes to the fair value of the contingent consideration between the acquisition date and March 31, 2017. BluePrint’s operations, which are included in the Europe operating segment, are not material to the Company’s consolidated financial statements.

Note 5—Inventories

Inventories consisted of the following:

	As of	As of
	March 31, 2017	June 30, 2016
Raw materials	$51,120	$52,964
Work in progress	23,530	28,806
Finished goods	79,222	83,847
	$153,872	$165,617

Note 6—Intangible Assets

Intangible assets, net, consisted of the following:

	Gross Carrying	Accumulated		Weighted Average
As of March 31, 2017	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$440,849	$(153,556)	$287,293	20
Developed technology	22,549	(10,441)	12,108	5
Photo library	1,501	(883)	618	5
Licensing agreements	3,300	(940)	2,360	20
Total	$468,199	$(165,820)	$302,379

	Gross Carrying	Accumulated		Weighted Average
As of June 30, 2016	Amount	Amortization	Net	Useful Life (Years)
Customer relationships	$450,505	$(122,540)	$327,965	20
Developed technology	17,746	(8,256)	9,490	5
Photo library	1,396	(667)	729	5
Licensing agreements	3,372	(698)	2,674	20
Total	$473,019	$(132,161)	$340,858

Amortization expense included in selling, general and administrative expenses was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Amortization of intangible assets	$12,580	$13,557	$37,798	$41,665

Note 7—Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of potential impairment exist.

Changes in the carrying amount of goodwill by segment for the nine months ended March 31, 2017 were as follows:

	North America	Europe	Asia	Total
Balance as of June 30, 2016	$258,081	$205,804	$829	$464,714
Acquisition activity	13,753	5,886	—	19,639
Translation adjustments	—	(8,435)	(7)	(8,442)
Balance as of March 31, 2017	$271,834	$203,255	$822	$475,911

Note 8—Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities carried at fair value on a recurring basis by level within the fair value hierarchy:

As of March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$268	$—	$—	$268

Liabilities:
Interest rate swaps	—	1,658	—	1,658
Contingent consideration	—	—	6,176	6,176

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities	$261	$—	$—	$261
Foreign currency contracts	—	435	—	435

Liabilities:
Interest rate swaps	—	3,573	—	3,573
Foreign currency contracts	—	323	—	323
Contingent consideration	—	—	1,265	1,265

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

The Company maintains two amortizing interest rate swaps that mature in December 2017. The swaps are being used to hedge the exposure to changes in the market London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”). At March 31, 2017 and June 30, 2016, one of the swaps had a notional amount of £83,955 and £84,608 respectively, whereby the Company pays a fixed rate of interest of 1.1649% and receives a variable rate based on LIBOR on the amortizing notional amount. The other swap had a notional amount of €96,783 and €97,786, respectively, whereby the Company pays a fixed rate of interest of 1.0139% and receives a variable rate based on EURIBOR on the amortizing notional amount. As of March 31, 2017 and June 30, 2016, the swaps had a negative fair value of $1,658 and $3,573, respectively, which is included in other current liabilities and other long-term liabilities at those respective dates in the condensed consolidated balance sheets. The Company has not designated these interest rate swaps as effective hedges and, as such, the change in the fair value each period is recorded in other income (expense), net.

In connection with the acquisitions of BluePrint in July 2015 and i3 in November 2016, payment of a portion of the respective purchase prices are contingent upon the achievement of certain operating results (see Note 4). The Company estimated the acquisition date fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The Company is required to reassess the fair value of contingent payments on a periodic basis. The significant inputs used in the estimate of this obligation includes numerous possible scenarios for the payments based on the contractual terms of the contingent consideration, for which probabilities are assigned to each scenario, which are then discounted based on an individual risk analysis of the liability. Although the Company believes its estimates and assumptions are reasonable, different assumptions, including those regarding the operating results of the respective businesses, or changes in the future may result in different estimated amounts. Other than translation adjustments, there were no changes in the balance of the contingent consideration during the nine months ended March 31, 2017. The acquisition date fair value of the contingent consideration for the i3 acquisition remains subject to adjustment upon finalization of the preliminary purchase price allocation as described in Note 4.

Note 9—Other Income (Expense), net

Other income (expense), net is comprised of the following for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Gain (loss) on derivatives	$494	$(752)	$1,686	$(935)
Foreign currency gains (losses)	1,355	(510)	6,070	(3,850)
Other	49	—	49	(12)
Other income (expense), net	$1,898	$(1,262)	$7,805	$(4,797)

Note 10—Accumulated Other Comprehensive Income (Loss)

The change in accumulated other comprehensive income (loss) for the nine months ended March 31, 2017 and 2016 is as follows:

	Foreign Currency
	Translation
	Adjustments and	Available for	Pension
	other	Sale Securities	Adjustments	Total
Balance as of June 30, 2016	$(77,428)	$32	$14,106	$(63,290)
Other comprehensive income (loss) (a)	(26,225)	7	(1,083)	(27,301)
Balance as of March 31, 2017	$(103,653)	$39	$13,023	$(90,591)

(a)	Includes $1,881 of unrealized foreign currency gains related to intercompany foreign currency transactions that are of a long-term investment nature and a net investment hedge.

	Foreign Currency
	Translation	Available for	Pension
	Adjustments	Sale Securities	Adjustments	Total
Balance as of June 30, 2015	$(33,045)	$15	$19,743	$(13,287)
Other comprehensive income (loss)	(22,764)	89	(2,087)	(24,762)
Other comprehensive income from noncontrolling interest due to the purchase of CD Cartondruck GmbH	(12)	—	—	(12)
Balance as of March 31, 2016	$(55,821)	$104	$17,656	$(38,061)

There were no amounts reclassified from accumulated other comprehensive income during the nine months ended March 31, 2017.

Note 11—Income Taxes

For the three and nine months ended March 31, 2017 and 2016, the effective tax rates which includes the impact of discrete items, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Effective tax rate provision (benefit)	(13.6)%	63.1%	7.9%	43.7%

Our effective tax rate differs from the US federal statutory income tax rate of 35.0%, due to the mix and levels between

United States and foreign earnings. Included in the nine months ended March 31, 2017 was a benefit of $778 related to a reduction in the enacted UK statutory tax rate, an expense of $884 related to the finalization of certain audits and a benefit of $1,462 related to recognized benefits for liquidations of certain of the Company’s dormant subsidiaries. Excluding these discrete items, the effective tax rate for the nine months ended March 31, 2017 is lower than the statutory rate primarily due to the mix of earnings, which includes the impact of the debt extinguishment charges recorded associated with the Fifth Amendment (see Note 13).

In October 2015, the Mexican Tax Authorities concluded their audit of the 2008 tax year and issued an assessment. The Company has won a case in the Mexican Tax Court related to this assessment; however the Mexican tax authorities have appealed the result. The Company has been indemnified for all taxes payable and unrecognized tax positions by ASG from the prior owners.

During the nine months ended March 31, 2017 and 2016, cash paid for taxes was $10,651 and $10,036, respectively.

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

For the three and nine months ended March 31, 2017 and 2016, the components of total periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Components of net periodic benefit (benefit) cost:
Service cost	$846	$924	$2,583	$2,865
Interest cost	3,686	4,837	11,326	15,419
Expected return on plan assets	(4,722)	(5,745)	(14,508)	(18,315)
Net periodic (benefit) cost	$(190)	$16	$(599)	$(31)

Note 13—Indebtedness

Total borrowings outstanding are summarized as follows:

	As of	As of
	March 31, 2017	June 30, 2016
Term Loans, due September 2020
Dollar Tranche A Term Loan	$92,398	$94,851
Dollar Tranche B Term Loan	249,286	255,909
Dollar Tranche C Term Loan	102,504	105,223
Sterling Term Loan	107,165	118,379
Euro Term Loan	138,455	146,744

Term Loan, due October 2023
Dollar Tranche D Term Loan	215,322	—

Less: discount and issuance costs	(14,728)	(12,868)
Total Term Loans, net of discount and issuance costs	890,402	708,238

Notes Payable, due August 2021, net of discount and issuance costs	—	196,743

Other borrowings:
Borrowings under Credit Agreement	17,000	—
Foreign debt	1,203	2,137
Capital leases	59	705

Total borrowings outstanding	908,664	907,823

Less: short-term foreign borrowings and current portion of long-term debt, net of discount and issuance costs	(25,652)	(7,307)

Long-term debt, less current portion	$883,012	$900,516

On October 14, 2016, certain wholly owned subsidiaries of the Company entered into that certain Fifth Amendment to the Credit Agreement and Third Incremental Joinder by and among Multi Packaging Solutions Limited, MPS/CSK Holdings, Inc., Multi Packaging Solutions, Inc., certain other wholly owned subsidiaries of MPS, the lenders party thereto and Barclays Bank PLC in its capacities as administrative agent and collateral agent (the “Fifth Amendment”). The Fifth Amendment includes a new $220,000 U.S. Dollar tranche D term loan maturing in October 2023 (the “Incremental Term Loan”). The interest rate margin applicable to the Incremental Term Loan is 3.25% above LIBOR, subject to a 1.00% LIBOR floor. The proceeds of the Incremental Term Loan were used, in part, to redeem the outstanding $200,000 in aggregate principal amount of 8.500% Senior Notes due 2021 (the “Notes”) on October 17, 2016 at a redemption price equal to 106.375% of the outstanding principal amount of the Notes plus accrued and unpaid interest. Funds in an amount sufficient to fully pay the redemption price were deposited with the trustee for the Notes on October 14, 2016, and the Notes and related indenture were fully satisfied and discharged as of October 14, 2016. The Fifth Amendment also lowered the interest rate margin on the existing Euro tranche B term loan to 3.25% above EURIBOR and the interest rate margin on the existing British Pound Sterling tranche B term loan to 4.00% above LIBOR, in each case subject to a 1.00% EURIBOR/LIBOR floor. The maturity of each of the existing Euro tranche B term loan and British Pound Sterling tranche B term loan remains September 2020. Finally, the Fifth Amendment increased the size of Multi Packaging Solutions, Inc.’s U.S. Dollar Revolving Credit Facility to $70,000. There were no changes to the Multi Currency Revolving Credit Facility which remained at £50,000.  As a result of these transactions, the Company recorded charges totaling $16,569 in the three months ended December 31, 2016. The charge represents the premium paid and the write-off of discount and issue costs upon the redemption of the Notes, and to a lesser extent, certain fees associated with the transactions. There was $17,000 of outstanding borrowings under the U.S. Dollar Revolving Credit Facility as of March 31, 2017, which was used to fund the acquisition of PAL (see note 19). No amounts were outstanding under the credit facilities as of June 30, 2016.

As of March 31, 2017 and June 30, 2016, the Company was in compliance with all associated covenants. The carrying amount of the Company’s borrowings approximate their fair value.

Note 14—Restructuring Related Costs

The Company has announced closures of various facilities during fiscal 2017 and 2016, which include the facilities in Montargis, France; Portsmouth, United Kingdom; Louisville, United States; Bradford, United Kingdom; Stuttgart, Germany; and Melrose Park, United States. The following is a summary of the activity with respect to the Company’s restructuring related costs, which are principally related to these items.

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2016	$3,476	$299	$3,775
Restructuring related costs	10,212	695	10,907
Amounts paid	(8,970)	(937)	(9,907)
Other (principally foreign currency translation)	(733)	—	(733)
Balance at March 31, 2017	$3,985	$57	$4,042

	Severance and	Costs Associated with Exit
	Employee Related	or Disposal Activities	Total
Balance at June 30, 2015	$256	$776	$1,032
Restructuring related costs	2,536	1,733	4,269
Amounts paid	(2,294)	(2,106)	(4,400)
Balance at March 31, 2016	$498	$403	$901

These costs are primarily recorded in cost of goods sold in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2017 and 2016. Accrued restructuring related costs are included in other current liabilities on the condensed consolidated balance sheets.

The total restructuring related costs for the nine months ended March 31, 2017 were principally recorded in the Europe segment, while the total restructuring related costs for the nine months ended March 31, 2016 were principally recorded in the North America segment.

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

Note 16—Related Party Transactions

Certain affiliates of Carlyle hold approximately $41,612 principal amount of the Company’s outstanding debt obligations under the Term Loans (see Note 13) as of March 31, 2017.

Note 17—Stock Based Compensation

The Company recognized compensation expense related to awards under its stock based compensation plans as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Performance Based Units	$—	$—	$—	$9,460
2014 Equity Incentive Plan	—	—	—	16,352
Payroll taxes relating to stock based compensation	—	—	—	723
	—	—	—	26,535
2015 Incentive Award Plan	692	75	1,938	225
Other	34	29	322	304
Total	$726	$104	$2,260	$27,064

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

The Company recognized compensation expense related to awards under the 2014 Plan as follows:

Nine Months Ended
March 31, 2016
Time vesting profits interests	$5,569
Time vesting restricted capital interests	3,410
Performance-vesting profits interests	7,373
Total	$16,352

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

A summary of the stock activity for the nine months ended March 31, 2017 under the 2015 Plan is as follows:

	Number	Weighted Average Grant Date Fair Value (per share)
Non-vested as of June 30, 2016	171,854	$13.41
Granted	482,358	$13.72
Forfeited	(23,271)	$13.72
Vested	(18,602)	$13.98
Non-vested as of March 31, 2017	612,339	$13.78

As of March 31, 2017, $6,653  of unrecognized stock-based compensation expense related to non-vested restricted stock awards under the 2015 Incentive Award Plan is expected to be recognized over a weighted-average period of 2.4 years.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Sales
North America	$185,456	$193,866	$556,165	$610,843
Europe	175,128	184,492	551,908	606,876
Asia	22,049	20,826	68,511	69,873
Total Net Sales	$382,633	$399,184	$1,176,584	$1,287,592

Depreciation and Amortization
North America	$14,173	$15,258	$42,812	$45,462
Europe	13,344	15,261	41,035	49,000
Asia	725	933	2,538	3,028
Total Depreciation and Amortization	$28,242	$31,452	$86,385	$97,490

Operating Income
North America	$6,195	$11,945	$25,007	$21,242
Europe	9,319	12,303	36,957	42,846
Asia	3,562	1,765	9,753	9,727
Total Operating Income	$19,076	$26,013	$71,717	$73,815

Adjusted EBITDA
North America	$24,263	$26,581	$75,691	$88,382
Europe	24,264	29,063	82,358	103,423
Asia	4,331	2,707	12,406	13,148
Total Adjusted EBITDA	$52,858	$58,351	$170,455	$204,953

	Nine Months Ended
	March 31,
	2017	2016
Capital Expenditures
North America	$15,152	$12,867
Europe	25,087	18,846
Asia	1,157	5,006
Total Capital Expenditures	$41,396	$36,719

	As of March 31,	As of June 30,
	2017	2016
Total Assets
North America	$765,181	$754,418
Europe	834,808	883,361
Asia	69,729	69,811
Total Assets	$1,669,718	$1,707,590

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Premium Folding Cartons	$245,953	$257,827	$767,581	$842,704
Inserts	55,996	56,274	172,237	183,361
Labels	38,087	36,216	106,128	101,865
Rigid Packaging	20,840	23,181	81,083	89,104
Other Consumer Products	48,775	57,576	133,101	167,716
Total	409,651	431,074	1,260,130	1,384,750
Sales Reserves and Eliminations	(27,018)	(31,890)	(83,546)	(97,158)
Total Net Sales	$382,633	$399,184	$1,176,584	$1,287,592

Consumer	$194,335	$199,578	$602,297	$659,664
Healthcare	160,709	166,791	459,020	474,604
Multi-Media	27,589	32,815	115,267	153,324
Total Net Sales	$382,633	$399,184	$1,176,584	$1,287,592

The following is a reconciliation of EBITDA and Adjusted EBITDA to consolidated net income.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Consolidated net income (loss)	$10,281	$3,613	$21,620	$8,693
Depreciation and amortization	28,242	31,452	86,385	97,490
Interest expense	11,927	14,896	39,472	49,641
Income tax expense (benefit)	(1,234)	6,178	1,861	6,753
EBITDA	49,216	56,139	149,338	162,577

Transaction costs	2,655	371	3,477	2,785
Stock based and deferred compensation	726	104	2,260	27,064
Debt extinguishment charges	—	64	16,569	3,931
Purchase accounting adjustments	372	255	722	878
Restructuring related costs	4,254	693	10,907	4,269
(Gain) loss on sale of fixed assets	(1,471)	236	(2,454)	598
Foreign currency (gains) losses	(1,355)	510	(6,070)	3,850
Other adjustments to EBITDA	(1,539)	(21)	(4,294)	(999)

Adjusted EBITDA	$52,858	$58,351	$170,455	$204,953

Note 19—Subsequent Events

In April 2017, the Company acquired the assets and business of Paris Art Label Company (“PAL”), a manufacturer of labels and shrink sleeve products to the branded consumer marketplace in the United States. The acquisition is part of the Company’s previously announced strategy to expand its capability and presence in the label sector globally. Net sales for PAL for the most recently completed 12 months prior to the acquisition were approximately $26,000. The preliminary purchase price included cash consideration of $16,500 which remains subject to a working capital adjustment with the seller. Additional cash consideration may be paid based on the acquired business’ EBITDA, as defined in the purchase agreement, over the next three years. Such additional cash consideration may range from zero to $11,500.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated March 31, 2017 quarterly financial statements included elsewhere in this report. The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other forward-looking statements are subject to numerous known and unknown risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. For purposes of this section, all references to “we,” “us,” “our,” “MPS” or the “Company” refer to Multi Packaging Solutions International Limited and subsidiaries.

Any statements made in this quarterly report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipates,” “expects,” “suggests,” “plans,” “believes,” “intends,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecasts,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this quarterly report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	the expected timing and likelihood of the completion of our proposed acquisition by WestRock Company (the “Merger”);
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;
•	the risk that the parties may not be able to satisfy the conditions to the closing of the Merger, including required regulatory approvals, in a timely manner or at all;
•	the failure of the Merger to close for any other reason;
•	our ability to compete against competitors with greater resources or lower operating costs;
•	adverse developments in economic conditions, including downturns in the geographies and target markets that we serve;
•	difficulties in restructuring operations, closing facilities or disposing of assets;
•	our ability to successfully integrate our acquisitions and identify and integrate future acquisitions;
•	our ability to realize the growth opportunities and cost savings and synergies we anticipate from the initiatives that we undertake;
•	changes in technology trends and our ability to develop and market new products to respond to changing customer preferences and regulatory environment;
•	the impact of electronic media and similar technological changes, including the substitution of physical products for digital content;
•	seasonal fluctuations;
•	the impact of significant regulations and compliance expenditures as a result of environmental, health and safety laws;
•	risks associated with our non-U.S. operations;
•	exposure to foreign currency exchange rate volatility;
•	negative effects resulting from the United Kingdom’s referendum on withdrawal from the European Union;
•	the loss of, or reduced purchases by, one or more of our large customers;
•	failure to attract and retain key personnel;
•	increased information technology security threats and targeted cybercrime;
•	changes in the cost and availability of raw materials;

•	operational problems at our facilities;
•	the impact of any labor disputes or increased labor costs;
•	the failure of quality control measures and systems resulting in faulty or contaminated products;
•	the occurrence or threat of extraordinary events, including natural disasters and domestic and international terrorist attacks;
•	increased energy or transportation costs;
•	our ability to develop product innovations and improve production technology and expertise;
•	the impact of litigation, uninsured judgments or increased insurance premiums;
•	an impairment of our goodwill or intangible assets;
•	our ability to comply with all applicable export control laws and regulations of the United States and other countries and restrictions imposed by the Foreign Corrupt Practices Act;
•	the impact of regulations to address climate change;
•	risks associated with the funding of our pension plans, including actions by governmental authorities;
•	the impact of regulations related to conflict minerals;
•	our ability to acquire and protect our intellectual property rights and avoid claims of intellectual property infringement;
•	changes in income taxes and other restrictions and limitations if we were to decide to repatriate any of our income, capital or cash to the United States or other jurisdictions;
•	the impact of government action or a change in U.S. tax law on our status as a foreign corporation for U.S. federal tax purposes;
•	risks related to our substantial indebtedness;
•	failure of internal control over financial reporting;
•	the amount of the costs related to operating as a publicly traded company;
•	the ability of The Carlyle Group and Madison Dearborn Partners to control us;
•	other factors disclosed in this quarterly report; and
•	other factors beyond our control.

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

Planned Merger with WestRock

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding common share of the Company (other than Company Shares (i) owned by WestRock, Merger Sub or any other direct or indirect wholly owned subsidiary of WestRock, (ii) owned by the Company or its subsidiaries or (iii) held by members who do not vote in favor of the Merger and comply with all of the provisions of the BCA concerning the rights of holders of common shares to require appraisal of their common shares pursuant to Bermuda law) will be cancelled and converted into the right to receive $18.00 per common share in cash subject to any applicable withholding of taxes, without interest (the “Merger Consideration”).

Immediately prior to the Effective Time, each restricted stock unit award of the Company that is subject to performance-based vesting conditions and each restricted stock award of the Company that is then outstanding will be cancelled and terminated and each holder will have the right to receive an amount in cash equal to (i) the number of common shares subject to such award multiplied by (ii) the Merger Consideration less applicable withholding taxes. Each restricted stock unit award of the Company that is not subject to performance-based vesting conditions that is outstanding immediately prior to the Effective Time will be assumed by WestRock and converted into an award of restricted stock units of WestRock after giving effect to appropriate adjustments to reflect the consummation of the Merger, as set forth in the Merger Agreement.

The consummation of the Merger is conditioned, among other things, on: (i) approval and adoption of the Merger Agreement and the statutory merger agreement between the Company and Merger Sub (the “Statutory Merger Agreement”) by holders of at least three-fourths of the issued and outstanding common shares voting at the meeting of the members of the Company (“Company Shareholder Approval”), (ii) receipt of regulatory approvals, including the expiration or termination of the applicable waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and antitrust notification and approvals required in non-U.S. jurisdictions, including Canada, the European Union, and Mexico and (iii) other customary closing conditions. The Merger Agreement generally requires each party to take all actions necessary to resolve objections under any antitrust law, except that WestRock is not required to take any Divestiture Action (as defined in the Merger Agreement) with respect to any products, services, assets, businesses or contractual arrangements of: (i) the Company and its subsidiaries, if such Divestiture Action would reasonably be expected to have a material adverse effect on the Company and its subsidiaries, taken as a whole, or (ii) WestRock or its subsidiaries. The Company or WestRock may terminate the Merger Agreement if the Merger is not consummated by October 23, 2017 (the “End Date”), which date may be extended to January 23, 2018 under certain circumstances described in the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants of the Company, WestRock, and Merger Sub. The Company has agreed to operate its business in the ordinary course between the execution of the Merger Agreement and the Effective Time. The Company has also agreed, following receipt of the Company Shareholder Approval, not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and to certain restrictions on its ability to respond to any such proposals.

The Merger Agreement also includes customary termination provisions for both the Company and WestRock, although following receipt of the Company Shareholder Approval, the Company would not be obligated to pay a termination fee upon any such termination.

The Merger Agreement and the Statutory Merger Agreement were approved and adopted by the Company’s shareholders on April 5, 2017 and has received the required antitrust approvals under the HSR Act and in Canada

Key Transactions

Acquisition of Paris Art Label

On April 28, 2017, we acquired the assets and business of Paris Art Label Company (“PAL”), a manufacturer of labels and shrink sleeve products to the branded consumer marketplace in the United States. The acquisition is consistent with the Company’s previously announced strategy to expand its capability and presence in the label sector globally. Net sales for PAL for the most recently completed 12 months prior to the acquisition were approximately $26 million.

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

Operational Restructurings

We regularly evaluate our operating facilities in our geographic segments in order to share best practices, ensure logistics that serve customers are appropriate and maximize our operating efficiencies. We have successfully integrated our acquisitions, have achieved our original synergy targets, and will continue to optimize our operations over the next several quarters. In connection with these evaluations, we have closed certain facilities in recent periods. The Company previously announced the closure of the former ASG facility located in Melrose Park, Illinois in September 2015, and the closure was completed in February 2016. In May 2016, we announced the intention to relocate our Stuttgart, Germany business, which was completed in March 2017. We have consolidated this facility into other existing facilities in Germany in order to better serve our customers and gain operational efficiencies. In August and December 2016, we announced our intention to close our Bradford and Portsmouth sites, respectively, in the United Kingdom as a result of a customer’s consolidation of all their tobacco carton volumes with other existing suppliers. In October 2016, we announced the closure of one of our North America multi-media facilities in Louisville, Kentucky as a result of the recent sales declines in business in this end market.  Finally, in March 2017, we announced the closure of our Montargis, France facility, which is expected to be completed by the end of June 2017.  The business and customers served from this facility will be transferred to other sites in France.

Restructuring charges of $10.9 million were recorded in the nine months ended March 31, 2017, which were primarily related to the aforementioned Stuttgart, Bradford, Portsmouth, Louisville and Montargis sites. We believe all of these operational restructurings will have a positive impact on gross profit and gross profit percentage in future periods.

Our plans also include evaluating several other opportunities over the next few quarters in order to maximize the efficiency of our global manufacturing footprint. In connection with these plans, the Company may record additional restructuring and closure cost charges in the future.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.

The table below presents our results of operations for the respective periods.

	Three Months Ended
	March 31,
(amounts in thousands)	2017	2016
Net sales	$382,633	$399,184

Cost of goods sold	302,977	312,437
Gross profit	79,656	86,747

Selling, general and administrative expenses
Selling, general and administrative expenses	57,199	60,259
Stock based and deferred compensation expense	726	104
Transaction related expenses	2,655	371
Total selling, general and administrative expenses	60,580	60,734

Operating income	19,076	26,013

Other income (expense), net	1,898	(1,262)
Debt extinguishment charges	—	(64)
Interest expense	(11,927)	(14,896)
Total other expense, net	(10,029)	(16,222)

Income before income taxes	9,047	9,791

Income tax (expense) benefit	1,234	(6,178)

Consolidated net income	10,281	3,613

Net loss attributable to noncontrolling interest	473	170

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$10,754	$3,783

Net Sales

The decrease in net sales for the three months ended March 31, 2017 was $16.6 million, or 4.1%, when compared to the three months ended March 31, 2016. Net sales were unfavorably impacted by foreign currency changes of $16.1 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. Based on current foreign exchange rates, specifically the British Pound Sterling, we expect negative impacts from foreign exchange for the remainder of the current fiscal year when results are compared to the prior year period. We experienced strong sales in our European healthcare market which increased $7.0 million over the prior period on a constant currency basis, as well as general sales increases in our customer portfolio of $7.8 million excluding the following specific items that experienced a reduction in sales. Such specific decreases included a multi-media sales decline in North America of

$4.4 million, a reduction of $3.7 million of sales for three customers in the tobacco industry in the United Kingdom, a reduction of $4.5 million of sales in the North America healthcare market and a reduction of $2.7 million of sales in the North America transaction card business.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe, and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Three Months Ended
	March 31,
(amounts in thousands)	2017	2016
North America
Consumer	$88,339	$87,926
Healthcare	72,507	76,977
Multi-Media	24,610	28,963
	$185,456	$193,866

Europe
Consumer	$89,078	$96,691
Healthcare	83,071	83,949
Multi-Media	2,979	3,852
	$175,128	$184,492

Asia
Consumer	$16,918	$14,961
Healthcare	5,131	5,865
	$22,049	$20,826

Total	$382,633	$399,184

North America

The decrease in North America net sales for the three months ended March 31, 2017 was $8.4 million, or 4.3%, when compared to the three months ended March 31, 2016. This decrease was primarily the result of a decrease in multi-media sales of $4.4 million, or 15.0%, and a decrease in healthcare sales of $4.5 million, or 5.8%. The consumer market was impacted by the aforementioned decline in transaction card sales, however this was offset by net increases in the remainder of the customer portfolio in this end market and the acquisition of i3 in November 2016. Foreign exchange rates negatively impacted net sales by $0.5 million related to our Canada and Mexico subsidiaries.

Europe

The decrease in Europe net sales for the three months ended March 31, 2017 was $9.4 million, or 5.1%, when compared to the three months ended March 31, 2016. Foreign exchange rates negatively impacted net sales by $14.6 million. The decrease in Europe consumer net sales for the period was $7.6 million, or 7.9%, when compared to the prior year period. This was primarily due to the unfavorable impact of foreign exchange and a reduction in sales of approximately $3.7 million for three customers in the tobacco industry in the United Kingdom. Europe healthcare sales for the three months ended March 31, 2017 decreased $0.9 million, or 1.0%, when compared to the prior year period, however on a constant currency basis, such sales increased approximately 7%. The decrease in Europe multi-media net sales for the period was $0.9 million when compared to the prior year period, which was due to the timing of this business’ sales as certain projects shifted into the first half of the fiscal year as compared to the prior year, and to a lesser extent the negative impact of foreign exchange rates.

Asia

The increase in Asia net sales for three months ended March 31, 2017 was $1.2 million, or 5.9%, when compared to the three months ended March 31, 2016. Foreign exchange rates negatively impacted net sales by $0.9 million. The overall increase in Asia sales on a constant currency basis is primarily the result of increased demand from consumer products companies.

Gross Profit

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net sales	$382,633	$399,184
Cost of goods sold	302,977	312,437
Gross profit	$79,656	$86,747
Gross profit %	20.8%	21.7%

Gross profit for the three months ended March 31, 2017 decreased when compared to the gross profit for the three months ended March 31, 2016 primarily due to the aforementioned decrease in net sales. Gross profit percentage also decreased as a result of the mix of sales, including the lower multi-media sales in the current quarter as compared to the prior year quarter. Such sales typically had higher gross profit percentages due to the specialty nature of such products. The decline also relates to certain operational issues at specific facilities previously identified, the most significant of which impacting the current quarter results were in the Scottish drinks business and the North America transaction card business. These issues relate to the transfer of work in Scotland for the drinks business and lower overhead absorption in the transaction card business due to weakness in EMV card sales.

Additionally, restructuring charges of $2.8 million and $0.2 million are included in cost of goods sold for the three months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the three months ended March 31, 2017 were $60.6 million, a decrease of $0.2 million when compared to the prior period. Such expenses were impacted by an increase of $2.9 million of stock based and deferred compensation expenses and transaction related expenses as compared to the prior year.  This increase in transaction related expenses is principally associated with professional fees incurred in the current period related to the pending merger with WestRock and the timing of other acquisition related activities.

Selling, general and administrative expenses as a percentage of net sales were 14.9% for the three months ended March 31, 2017 as compared to 15.1% for the prior period. Selling, general and administrative expenses decreased in the current year by approximately $3.1 million primarily due to the foreign exchange translation impact, and to a lesser extent, other net reductions in these costs. We experienced a decrease in expenses in the current year as a result of our recent restructuring programs and site closures, as well as reduced employee bonus expense in the current period as compared to the prior period.  Such decreases were partially offset with additional costs incurred in the current quarter as compared to the prior period associated with operating as a public reporting company.

Other Income (Expense)

Other income (expense) is related to foreign currency gains and losses (principally due to intercompany loan balances) and the change in fair value of our derivative instruments.

Interest expense for the three months ended March 31, 2017 was $11.9 million compared to $14.9 million for the three months ended March 31, 2016. The reduction in interest expense is primarily due to the continued repayment of our outstanding borrowings over the last several quarters. Additionally, our consolidated interest expense is lower as a result of the redemption of the 8.5% Senior Notes and the repricing of our Euro and British Pound Sterling borrowings, as documented by the Fifth Amendment, which occurred in October 2016. Included in interest expense in the three months ended March 31, 2017 and 2016 is amortization of deferred finance fees and debt discount of $1.0 million.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 and 2016, was 13.6% and 63.1%, respectively, and is recorded based upon our annual estimated effective tax rate (refer to the Income Taxes section of the nine months ended March 31, 2017 section for additional details). The effective tax rate for the three months ended March 31, 2017 is lower than the statutory rate primarily due to the mix of earnings by jurisdiction, which includes the impact of the $16.6 million debt extinguishment charges recorded during the current fiscal year. Additionally, we recorded discrete income tax benefits of $2.5 million in the current quarter, principally related to the liquidation of certain of the Company’s dormant subsidiaries. The effective tax rate in the prior year period is higher than the statutory rate primarily due to the impact of non-deductible stock compensation expense, and to a lesser extent, the mix of expected income by taxable jurisdiction.

Operating Income/Adjusted EBITDA*

	Three Months Ended
	March 31,
(amounts in thousands)	2017	2016
Operating Income
North America	$6,195	$11,945
Europe	9,319	12,303
Asia	3,562	1,765
Total	$19,076	$26,013

Adjusted EBITDA
North America	$24,263	$26,581
Europe	24,264	29,063
Asia	4,331	2,707
Total	$52,858	$58,351

*  Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is Adjusted EBITDA. Adjusted EBITDA is defined as segment net income (loss) before income taxes, interest, depreciation, amortization, restructuring, transaction, stock-based compensation and certain other costs that do not related to the segment’s ongoing operations. The Company believes that the presentation of this financial measure enhances an investor’s understanding of our financial performance and is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believe that this financial measure provides investors with a useful tool for assessing the comparability between periods of the ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. This financial measure is used for business planning purposes and in measuring performance relative to that of competitors and we believe this financial measure is commonly used by investors. However, our use of the term Adjusted EBITDA may vary from that of others in the industry. A reconciliation of Adjusted EBITDA to consolidated net income (loss) is presented in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

North America

North America operating income was $6.2 million and $11.9 million for the three months ended March 31, 2017 and 2016, respectively, and North America Adjusted EBITDA was $24.3 million and $26.6 million for the three months ended March 31, 2017 and 2016, respectively. The decreases from the prior year period are primarily due to the aforementioned impacts of the lower multi-media sales and the related profit impact, and the impact of the lower overhead absorption in the transaction card business. Additionally, certain corporate costs, including the majority of the transaction costs incurred in the current period are included in the North America segment operating income.

Europe

Europe operating income was $9.3 million and $12.3 million for the three months ended March 31, 2017 and 2016, respectively, and Europe Adjusted EBITDA was $24.3 million and $29.1 million for the three months ended March 31, 2017 and 2016, respectively. The decreases from the prior year period are principally due to the aforementioned operational issues associated with the transfer of work in Scotland for the drinks business as well as the impact of foreign exchange rates.

Asia

Asia operating income was $3.6 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively, and Asia Adjusted EBITDA was $4.3 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. Operating income as a percentage of net sales was 16.2% and 8.5% for the three months ended March 31, 2017 and 2016, respectively, which is primarily the result of the increase in sales and operational efficiencies realized in the segment.

Results of Operations

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016.

The table below presents our results of operations for the respective periods.

	Nine Months Ended
	March 31,
(amounts in thousands)	2017	2016
Net sales	$1,176,584	$1,287,592

Cost of goods sold	929,951	1,005,779
Gross profit	246,633	281,813

Selling, general and administrative expenses
Selling, general and administrative expenses	169,179	178,149
Stock based and deferred compensation expense	2,260	27,064
Transaction related expenses	3,477	2,785
Total selling, general and administrative expenses	174,916	207,998

Operating income	71,717	73,815

Other income (expense), net	7,805	(4,797)
Debt extinguishment charges	(16,569)	(3,931)
Interest expense	(39,472)	(49,641)
Total other expense, net	(48,236)	(58,369)

Income before income taxes	23,481	15,446

Income tax (expense) benefit	(1,861)	(6,753)

Consolidated net income	21,620	8,693

Net loss attributable to noncontrolling interest	1,258	180

Net income attributable to shareholders of Multi Packaging Solutions International Limited	$22,878	$8,873

Net Sales

The decrease in net sales for the nine months ended March 31, 2017 was $110.0 million, or 8.6%, when compared to the nine months ended March 31, 2016. Net sales were unfavorably impacted by foreign currency changes of $54.3 million, principally from translation differences, which resulted in reduced net sales as compared to the prior year period. Based on current foreign exchange rates, specifically the British Pound Sterling, we expect negative impacts from foreign exchange for the remainder of the current fiscal year when results are compared to the prior year period. We experienced a reduction in multi-media sales of $38.1 million, a reduction of $11.9 million of sales for three customers in the tobacco industry in the United Kingdom, a reduction of $7.6 million of sales for three drinks customers in the United Kingdom and a reduction of $11.5 million of sales in the North America healthcare market. There was a net increase in sales of $13.4 million for the remainder of our business, which primarily was in European healthcare sales as sales increased on a constant currency basis.

We operate our business along the following operating segments, which are grouped based on geographic region: North America, Europe and Asia. Net sales by geographic segment, as further broken down by end market, are summarized as follows:

Net Sales by Geographic Segment

	Nine Months Ended
	March 31,
(amounts in thousands)	2017	2016
North America
Consumer	$249,926	$255,513
Healthcare	208,419	219,889
Multi-Media	97,820	135,441
	$556,165	$610,843

Europe
Consumer	$300,362	$350,391
Healthcare	234,099	238,602
Multi-Media	17,447	17,883
	$551,908	$606,876

Asia
Consumer	$52,009	$53,760
Healthcare	16,502	16,113
	$68,511	$69,873

Total	$1,176,584	$1,287,592

North America

The decrease in North America net sales for the nine months ended March 31, 2017 was $54.7 million, or 9.0%, when compared to the nine months ended March 31, 2016. This decrease was primarily the result of a decrease in multi-media sales of $37.6 million, or 27.8%, and a decrease in healthcare sales of $11.5 million, or 5.2%. The consumer market was impacted by the aforementioned decline in transaction card sales, however this was offset by net increases in the remainder of the customer portfolio in this end market and the acquisition of i3 in November 2016. Foreign exchange rates negatively impacted net sales by $1.7 million related to our Canada and Mexico subsidiaries.

Europe

The decrease in Europe net sales for the nine months ended March 31, 2017 was $55.0 million, or 9.1%, when compared to the nine months ended March 31, 2016. Foreign exchange rates negatively impacted net sales by $49.4 million. The decrease in Europe consumer net sales for the period was $50.0 million, or 14.3%, when compared to the prior year period. This was primarily due to the unfavorable impact of foreign exchange, a reduction in sales of approximately $11.9 million for three customers in the tobacco industry in the United Kingdom and a reduction in sales of $7.6 million for three drinks customers in the United Kingdom. Europe healthcare sales for the period ended March 31, 2017 decreased $4.5 million, or 1.9%, when compared to the prior year period, however on a constant currency basis, such sales increased approximately 9%. Europe multi-media net sales for the period were relatively flat, as local currency increases in sales were offset by the translation impact from unfavorable foreign exchange rates.

Asia

The decrease in Asia net sales for nine months ended March 31, 2017 was $1.4 million, or 1.9%, when compared to the nine months ended March 31, 2016. Foreign exchange rates negatively impacted net sales by $3.2 million. On a constant currency basis, Asia sales increased when compared to the prior year period due to increased demand from certain customers and new projects.

Gross Profit

	Nine Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net sales	$1,176,584	$1,287,592
Cost of goods sold	929,951	1,005,779
Gross profit	$246,633	$281,813
Gross profit %	21.0%	21.9%

Gross profit for the nine months ended March 31, 2017 decreased when compared to the gross profit for the nine months ended March 31, 2016 primarily due to the aforementioned decrease in net sales. Gross profit percentage also decreased as a result of the mix of sales, including the lower multi-media sales in the current period as compared to the prior year. Such sales typically had higher gross profit percentages due to the specialty nature of such products. The decline also relates to certain operational issues at specific facilities identified in the fourth quarter of the prior fiscal year that continued into the current fiscal year. These issues relate to the transfer of work from Scotland to China for the drinks business, lower overhead absorption in the transaction card business due to weakness in EMV card sales, and costs associated with the German operations as the Company implements new ERP systems.

Additionally, restructuring charges of $8.4 million and $3.6 million are included in cost of goods sold for the nine months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses for the nine months ended March 31, 2017 were $174.9 million, a decrease of $33.1 million when compared to the prior period. Such expenses were significantly impacted by a decrease of $24.8 million of stock based and deferred compensation expenses principally associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering in the prior year.

Selling, general and administrative expenses as a percentage of net sales were 14.4% for the nine months ended March 31, 2017 as compared to 13.8% for the prior period, which is principally attributable to a portion of the Company’s costs being fixed and the impact of lower than anticipated sales in the current period. Selling, general and administrative expenses decreased in the current year period by approximately $9.0 million primarily due to the foreign exchange translation impact as other changes in these costs generally offset one another. We experienced a decrease in expenses in the current year as a result of our recent restructuring programs and site closures, as well as reduced employee bonus expense in the current period as compared to the prior period.  Such decreases were partially offset with additional costs incurred in the current quarter as compared to the prior period associated with operating as a public reporting company.

Other Income (Expense)

Other income (expense) is related to foreign currency gains and losses (principally due to intercompany loan balances) and the change in fair value of our derivative instruments.

Interest expense for the nine months ended March 31, 2017 was $39.5 million compared to $49.6 million for the nine months ended March 31, 2016. The reduction in interest expense is primarily due to the repayment of $182.4 million of term loans with the proceeds of our initial public offering and $55.2 million from the voluntary early partial repayment of term and other loans during the prior fiscal year. Additionally, our consolidated interest expense is lower as a result of the redemption of the 8.5% Senior Notes and the repricing of our Euro and British Pound Sterling borrowings, as documented by the Fifth Amendment, which occurred in October 2016. Included in interest expense in the nine months ended March 31, 2017 and 2016 is amortization of deferred finance fees and debt discount of $3.1 million and $3.2 million, respectively.

Income Taxes

Our effective income tax rate for the nine months ended March 31, 2017 and 2016, was 7.9% and 43.7%, respectively, and is recorded based upon our annual estimated effective tax rate. The effective tax rate for the nine months ended March 31, 2017 is lower than the statutory rate primarily due to the mix of earnings by jurisdiction. This includes the debt extinguishment charges recorded in the current period associated with the Fifth Amendment (see Note 13 to the financial statements included elsewhere in this quarterly report), which were primarily recorded in the United States. Also included in the nine months ended March 31, 2017 were discrete tax items, which resulted in a net tax benefit of $2.4 million, which primarily related to the liquidation of certain of the Company’s dormant subsidiaries. The effective tax rate in the prior year period is higher than the statutory tax rate primarily due to the impact of non-deductible stock compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering, and to a lesser extent, the mix of income by taxable jurisdiction.

Operating Income/Adjusted EBITDA*

	Nine Months Ended
	March 31,
(amounts in thousands)	2017	2016
Operating Income
North America	$25,007	$21,242
Europe	36,957	42,846
Asia	9,753	9,727
Total	$71,717	$73,815

Adjusted EBITDA
North America	$75,691	$88,382
Europe	82,358	103,423
Asia	12,406	13,148
Total	$170,455	$204,953

North America

North America operating income was $25.0 million for the nine months ended March 31, 2017 as compared to $21.2 million for the nine months ended March 31, 2016, and North America Adjusted EBITDA was $75.7 million and $88.4 million for the nine months ended March 31, 2017 and 2016, respectively. Operating income in the prior year period was most significantly impacted by the recording of $18.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is primarily due to the aforementioned impact of the lower multi-media sales and the related profit impact, and the impact of the lower overhead absorption in the transaction card business. Additionally, certain corporate costs, including the increased costs as a result of operating as a public reporting company are included in the North America segment.

Europe

Europe operating income was $37.0 million and $42.8 million for the nine months ended March 31, 2017 and 2016, respectively, and Europe Adjusted EBITDA was $82.4 million and $103.4 million for the nine months ended March 31, 2017 and 2016, respectively. Operating income in the prior year was most significantly impacted by the recording of $8.5 million of stock based compensation expense associated with the vesting of incentive units held by employees at the date of the Company’s initial public offering. The decrease in Adjusted EBITDA from the prior year period is principally due to the aforementioned operational issues associated with the transfer of work in Scotland for the drinks business,  costs associated with the Germany operations as the Company implemented a new ERP system as well as the impact of foreign exchange rates.

Asia

Asia operating income was $9.8 million and $9.7 million for the nine months ended March 31, 2017 and 2016, respectively, and Asia Adjusted EBITDA was $12.4 million and $13.2 million for the nine months ended March 31, 2017 and 2016, respectively. Operating income as a percentage of net sales was 14.2% and 13.9% for the nine months ended March 31, 2017 and 2016, respectively, which is primarily the result of the increase in sales and operational efficiencies realized in the segment.

Liquidity and Capital Resources

At March 31, 2017 and June 30, 2016, the Company had cash and cash equivalents of $63.5 million and $44.8 million, respectively, of which $45.5 million and $31.1 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is our current intent to indefinitely reinvest the earnings of our subsidiaries in those respective jurisdictions and our current plans do not demonstrate a need to repatriate them to the parent company. If these funds were needed for our operations in other jurisdictions, we may be required to record and pay significant income taxes to repatriate these funds to the parent company. As a result of the 2016 U.S. election and ongoing activity in the U.S. Congress relating to tax reform proposals, there is in particular a heightened possibility of significant changes to U.S. federal tax laws. Additionally, local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances. We currently do not expect such regulations and restrictions to impact our ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

As of March 31, 2017, we had $51.6 million in borrowing capacity under our U.S. dollar revolving credit facility and £50.0 million ($62.3 million as of March 31, 2017) in borrowing capacity available under our British Pound Sterling revolving credit facility. As of March 31, 2017 and June 30, 2016, total debt, net of cash, was $845.2 million and $863.1 million, respectively. Working capital was $231.5 million as compared to $216.7 million and the current ratio was 1.9 to one as compared to 1.8 to one, as of March 31, 2017 and June 30, 2016, respectively.

We believe that our cash on hand at March 31, 2017, as well as projected cash flows from operations and availability under our Amended and Restated Credit Agreement, as subsequently amended, (collectively, the “Credit Agreement”) are sufficient to fund our working capital needs in the ordinary course of business, anticipated capital expenditures, and our other cash requirements for at least the next twelve months. Additionally, we expect that the potential sale of the underlying assets or funds generated from operations will be sufficient to cover the cash requirements related to the aforementioned intention to close certain facilities.

Cash flow provided by (used in) operating activities, investing activities and financing activities is summarized in the following table:

	Nine Months Ended
	March 31,
(amounts in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$77,264	$88,917
Investing activities	(63,967)	(45,053)
Financing activities	7,406	(55,480)
Effect of exchange rate changes	(2,022)	2,492
Net increase (decrease) in cash and cash equivalents	$18,681	$(9,124)

Cash Flow Provided by Operating Activities

Cash flow provided by operating activities for the nine months ended March 31, 2017 decreased by $11.7 million when compared to the prior year period, which was principally due to the decrease in Adjusted EBITDA as discussed above. The decrease in net income and other non-cash items was $39.4 million in the current period as compared to the prior year period. This was offset by the change in working capital accounts of $27.7 million as compared to the prior year period which was principally due to net cash inflows in these accounts as reduced investments in working capital were required due to the lower than anticipated sales in the current period.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the nine months ended March 31, 2017 increased by $18.9 million when compared to the prior year period.  The increase was principally due to cash used to fund the current year acquisitions of AJS and i3, which exceeded the amount of cash used in the prior year period to fund the acquisitions of CPT and BluePrint.

Cash Flow Provided by (Used in) Financing Activities

Cash flow provided by financing activities was $7.4 million for the nine months ended March 31, 2017 compared to cash flow used in financing activities of $55.5 million for the nine months ended March 31, 2016. The net cash provided in the current year period relates to proceeds from net borrowings at the end of March 2017, which were used to fund the acquisition of PAL in April 2017. This was offset by the current year repayments of outstanding balances under the Term Loans. The net cash used in the prior year period principally reflects scheduled principal repayments and additional voluntary repayments on the Company’s then outstanding debt balances. In the prior year, this included debt repayments made with the proceeds of the Company’s initial public offering.

Contractual Obligations

During the nine months ended March 31, 2017, there were no significant changes to the amounts disclosed in the Company’s contractual obligations table in the Company’s Annual Report on Form 10-K, except that in October 2016, the Company entered into that certain Fifth Amendment to the Credit Agreement and Third Incremental Joinder and redeemed the Notes. See Note 13 to the Notes to Condensed Consolidated Financial Statements.

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

There were no significant changes during the nine months ended March 31, 2017 to the items disclosed as Significant Accounting Policies and Critical Accounting Estimates in the Company’s Annual Report on Form 10-K, except for the adoption of ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) as described in Note 2 of the Notes to Condensed Consolidated Financial Statements. The adoption of the new guidance did not materially impact the Company’s consolidated financial position or results of operations

See also Note 2 of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements that have not yet been adopted by the Company, including the anticipated dates of adoption and the effects on the Company’s consolidated financial position and results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk for the nine months ended March 31, 2017 from those addressed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. See the information set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

MULTI PACKAGING SOLUTIONS INTERNATIONAL LIMITED

Date: May 12, 2017	By:	/s/ Marc Shore
Marc Shore
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Ross Weiner
Ross Weiner
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